Form 10QSB
period 1998-03-31
CHEROKEE MINERALS & OIL INC
filed 1998-05-20
CIK 1054524

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23729


                      CHEROKEE MINERALS AND OIL, INC.
                      -------------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                       Applied for
           ------                                       -----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        8989 South Scofield Circle
                            Sandy, Utah 84093
                        --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-2912

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              May 19, 1998

                                4,474,539
                                 -------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     CHEROKEE MINERALS AND OIL, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                  March 31, 1998 and December 31, 1997

                     CHEROKEE MINERALS AND OIL, INC.
                      (A Development Stage Company)
                             Balance Sheets

                                 ASSETS

                                         March 31,   December 31,
                                         1998           1997
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   -       $   -

  Total Current Assets                       -           -

  TOTAL ASSETS                           $   -       $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $      225  $      225
 Shareholder payable                          1,667       1,667

  Total Current Liabilities                   1,892       1,892

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock, $0.001 par value,
  200,000,000 shares authorized,
  4,474,539 and 2,474,539 shares
  issued and outstanding, respectively        4,475       2,475
 Additional paid-in capital                 503,001     493,531
 Deficit accumulated during the
  development stage                        (509,368)   (497,898)

  Total Stockholders  Equity (Deficit)       (1,892)     (1,892)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $   -       $   -

                     CHEROKEE MINERALS AND OIL, INC.
                      (A Development Stage Company)
                         Statement of Operations
                               (Unaudited)

                                                        From
                                                     Inception on
                                 For the               April 30,
                            Three Months Ended       1919 through
                                 March 31,             March 31,
                             1998          1997          1998
REVENUE                     $   -        $   -       $   -

LOSS ON DISCONTINUED
 OPERATIONS                    (11,470)      -         (509,368)

NET LOSS                    $  (11,470)  $   -       $ (509,368)

LOSS PER SHARE              $    (0.00)  $     0.00

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       3,807,872    2,474,539

                      CHEROKEE MINERALS AND OIL, INC.
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                               (Unaudited)
                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                                 Common Stock        Paid-In    Development
                                Shares   Amount      Capital       Stage

At inception on April 30, 1919     -      $   -      $    -        $    -

Common stock issued for cash
 at approximately $4.46 per share  55,200        55    245,933          -

Common stock issued for services
 at approximately $0.33 per share  10,656        11      3,489          -

Common stock issued for placer
 mining leases at approximately
 $0.50 per share                   40,000        40     19,960          -

Contributed capital                -         -          16,993          -

Net loss from inception April 30,
 1919 to December 31, 1994         -         -           -         (286,481)


Balance, December 31, 1994        105,856      106     286,375     (286,481)

Net loss for the year ended
 December 31, 1995                 -         -           -              -

Balance, December 31, 1995        105,856      106     286,375     (286,481)

Common stock issued for
 services at $0.09 per share    2,368,680    2,369     204,577          -

Reverse split adjustment                3    -           -              -

Contributed capital                -         -           2,125          -

Net loss for the year ended
 December 31, 1996                 -         -           -         (209,525)

Balance, December 31, 1996      2,474,539    2,475     493,077     (496,006)

Contributed capital                -         -             454          -

Net loss for the year ended
 December 31, 1997                 -         -           -           (1,892)

Balance, December 31, 1997      2,474,539    2,475     493,531     (497,898)

Common stock issued for cash at
 $0.01 per share                2,000,000    2,000       8,000          -

Contributed capital                -         -           1,470          -

Net loss for the three months
 ended March 31, 1998              -         -          -          (11,470)

Balance, March 31, 1998         4,474,539  $ 4,475  $  503,001   $(509,368)

                     CHEROKEE MINERALS AND OIL, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
                                                               From
                                                           Inception on
                                         For the             April 30,
                                    Three Months Ended     1919 through
                                         March 31,           March 31,
                                    1998          1997          1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Income (loss from operation       $     (11,470) $   -       $   (509,368)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Amortization and depreciation expense       -        -            23,500
 Contributed capital for expenses          1,470      -            21,040
 Stock issued for services                   -        -           206,948
 Increase in shareholder payable             -        -             1,667
 Increase in accounts payable                -        -               225

  Net Cash Provided (Used) by
   Operating Activities                  (10,000)     -          (255,988)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -        -               -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock for cash        10,000      -           255,988

  Net Cash Provided (Used) by
   Financing Activities                   10,000      -           255,988

INCREASE (DECREASE IN CASH
 AND CASH EQUIVALENTS                        -        -               -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      -        -               -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $   -    $   -           $   -

Cash Paid For:

 Interest                                $   -    $   -           $   -
 Income taxes                            $   -    $   -           $   -

NON-CASH FINANCING
 ACTIVITIES

 Common stock issued for services        $   -    $   -           $206,948
 Contributed capital for expenses        $ 1,470  $   -           $ 21,040
 Common stock issued for subsidiary      $   -    $   -           $ 20,000

                       CHEROKEE MINERALS AND OIL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                     March 31, 1998 and December 31, 1997
                                (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

        The Company was incorporated in 1919 under the laws of the State of Nevada as Lincoln Divide Mining Company. In July, 1973, the name of the Company was changed to Lincoln Divide Industries, Inc. In February, 1980, the name of the Company was changed to Cherokee Mineral and Oil, Inc. The Company's operations primarily consisted of the acquisition and preliminary exploration of two placer-mining leases situated in Canada. Presently, the Company does not engage in any business.

        The Company has authorized 200,000,000 shares of $0.001 par value
        common stock.   The Company has elected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting.

        b. Provision for Taxes

        At March 31, 1998, the Company had net operating loss carryforwards of approximately $220,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

        c. Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        d. Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        e. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 3 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. Currently management is committed to covering all operating and other costs until sufficient revenues are generated.

NOTE 4 - DISCONTINUED OPERATIONS

        The Company discontinued its operations in 1985. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations.

NOTE 5 - STOCK TRANSACTIONS

        The Company issued 374,000 shares of common stock for services valued at $187,000 during February, 1996. On March 3, 1996, the board of directors approved a reverse stock split on a basis of 50 for 1. The reverse stock split has been applied retroactively to the financial statements. The Company subsequently issued 1,994,680 post split common shares for services valued at $19,946.

        On January 27, 1998, the Board of Directors approved a change on the par value from $0.01 to $0.001, while retaining the currently authorized capital. The change in par value has been applied retroactively to the annual statements. The Company issued 2,000,000 shares of common stock for $10,000 cash, which was paid directly to the Company's attorney for legal fees.

NOTE 6 - RELATED PARTY TRANSACTION

        During 1997, an officer and shareholder of the Company paid expenses on behalf of the Company. At March 31, 1998 the amount owed to the shareholder was $1,667.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended March 31, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $11,470 and net income totaled $(11,470).

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(11,470).

Liquidity.
----------

          At March 31, 1998, the Company had no current assets, with total current liabilities of $1,892. Total stockholder's equity was $(1,892). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHEROKEE MINERALS AND OIL, INC.



Date: 5/19/98                         By/s/Joe Johnson
     --------------                     -------------------------------------
                                        Joe Johnson
                                        Director and President


Date: 5/19/98                         By/s/Melinda Johnson
     --------------                     -------------------------------------
                                        Melinda Johnson
                                        Director and Treasurer