Form 10QSB
period 1998-06-30
CHEROKEE MINERALS & OIL INC
filed 1998-08-13
CIK 1054524

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23729


                      CHEROKEE MINERALS AND OIL, INC.
                      -------------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                       87-0575839
           ------                                       ----------
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

(1)  Yes  X    No                  (2)  Yes  X    No
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

                              August 3, 1998

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

                   June 30, 1998 and December 31, 1997

                     CHEROKEE MINERALS AND OIL, INC.
                      (A Development Stage Company)
                             Balance Sheets
                                 ASSETS

                                         June 30,   December 31,
                                           1998         1997
                                       (Unaudited)
CURRENT ASSETS

 Cash                                    $   -       $   -

  Total Current Assets                       -           -

  TOTAL ASSETS                           $   -       $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    3,453  $      225
 Shareholder payable                          1,667       1,667

  Total Current Liabilities                   5,120       1,892

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock, $0.001 par value,
  2,000,000,000 shares authorized,
  4,474,539 and 2,474,539 shares
  issued and outstanding, respectively        4,475       2,475
 Additional paid-in capital                 503,826     493,531
 Deficit accumulated during the
  development stage                        (513,421)   (497,898)

  Total Stockholders  Equity (Deficit)       (5,120)     (1,892)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $   -       $   -

                     CHEROKEE MINERALS AND OIL, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
<CAPITON>
                                                         From
                                                       Inception
                                                     on January 15,
             For the Three Months For the Six Months  1986 Through
                Ended June 30,       Ended June 30,     June 30,
               1998       1997     1998        1997       1998
REVENUE      $  -       $ -       $ -       $  -       $ -

LOSS ON
 DISCONTINUED
 OPERATIONS     (4,053)   (1,645)  (15,523)    (1,645) (513,421)

NET LOSS     $  (4,053) $ (1,645) $(15,523) $  (1,645) (513,421)

LOSS PER SHARE $ (0.00) $  (0.00) $  (0.00) $  (0.00)

WEIGHTED
 AVERAGE NUMBER
 OF SHARES
 OUTSTANDING  4,474,539  2,474,539 3,807,872 2,474,539

                      CHEROKEE MINERALS AND OIL, INC.
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                               (Unaudited)

                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                    Common Stock     Paid-In  Development
                                  Shares    Amount   Capital      Stage
At inception on April 30, 1919     -        $     -   $  -     $   -

Common stock issued for cash
 at approximately $4.46 per share  55,200        55    245,933     -

Common stock issued for services
 at approximately $0.33 per share  10,656        11      3,489     -

Common stock issued for placer
 mining leases at approximately
 $0.50 per share                   40,000        40     19,960     -

Contributed capital                -              -     16,993     -

Net loss from inception April 30,
 1919 to December 31, 1994         -              -      -      (286,481)

Balance, December 31, 1994        105,856       106    286,375  (286,481)

Net loss for the year ended
 December 31, 1995                 -              -     -          -

Balance, December 31, 1995        105,856       106    286,375  (286,481)

Common stock issued for
 services at $0.09 per share    2,368,680     2,369    204,577     -

Reverse split adjustment                3         -     -          -

Contributed capital                -              -      2,125     -

Net loss for the year ended
 December 31, 1996                 -              -     -       (209,525)

Balance, December 31, 1996      2,474,539     2,475    493,077  (496,006)

Contributed capital                -              -        454     -

Net loss for the year ended
 December 31, 1997                 -              -     -         (1,892)

Balance, December 31, 1997      2,474,539   $ 2,475  $ 493,531 $(497,898)

Common stock issued for cash at
 $0.01 per share                2,000,000     2,000      8,000     -

Contributed capital                -              -      2,295     -

Net loss for the six months ended
 June 30, 1998                     -              -     -        (15,523)

Balance, June 30, 1998          4,474,539  $  4,475   $503,826 $(513,421)

                        CHEROKEE MINERALS AND OIL, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)
                                                                    From
                                                                  Inception
                                                                on January 15,
                         For the Three Months For the Six Months 1986 Through
                           Ended June 30,       Ended June 30,     June 30,
                          1998        1997      1998      1997       1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Income (loss from operation  $(4,053) $(1,645) $(15,523) $(1,645) $(513,421)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Amortization and depreciation
  expense                         -        -         -        -       23,500
 Contributed capital for expenses 825    1,645     2,295    1,645     21,865
 Stock issued for services        -        -         -        -      206,948
 Increase in shareholder payable  -        -         -        -        1,667
 Increase in accounts payable   3,228      -       3,228      -        3,453

   Net Cash Provided (Used) by
     Operating Activities         -        -     (10,000)     -     (255,988)

CASH FLOWS FROM INVESTING
 ACTIVITIES                       -        -         -        -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock for
    cash                          -        -      10,000      -      255,988

   Net Cash Provided (Used) by
    Financing Activities          -        -      10,000      -      255,988

INCREASE (DECREASE IN CASH
 AND CASH EQUIVALENTS             -        -         -        -          -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD           -        -         -        -          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $ -    $   -     $   -    $   -      $   -

Cash Paid For:

 Interest                       $ -    $   -     $   -    $   -      $   -
 Income taxes                   $ -    $   -     $   -    $   -      $   -

NON-CASH FINANCING
 ACTIVITIES

 Common stock issued
     for services               $ -    $   -     $   -    $   -      $206,948
 Contributed capital for
     expenses                   $ 825  $ 1,645   $ 1,470  $ 1,645    $ 21,865
 Common stock issued
     for subsidiary             $ -    $   -     $   -    $   -      $ 20,000

                      CHEROKEE MINERALS AND OIL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                    June 30, 1998 and December 31, 1997
                               (Unaudited)


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

       b. Provision for Taxes

       At June 30, 1998, the Company had net operating loss carryforwards of approximately $224,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

NOTE 6 - RELATED PARTY TRANSACTION

       During 1997, an officer and shareholder of the Company paid expenses on behalf of the Company. At June 30, 1998 the amount owed to the shareholder was $1,667.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended June 30, 1998. During this period, the Company received revenues of $0. During the same period, losses from discontinued operations were $4,053 and net income totaled $(4,053).

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

Results of Operations.
----------------------

          During the quarterly period ended June 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(4,053).

Liquidity.
----------

          At June 30, 1998, the Company had no current assets, with total current liabilities of $5,120. Total stockholder's equity was $(5,120). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to "accredited" or "sophisticated" investors.

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

                                      CHEROKEE MINERALS AND OIL, INC.



Date: 8/3/98                          By /s/ Joe Johnson
     --------------                     -------------------------------------
                                        Joe Johnson
                                        Director and President


Date: 8/3/98                          By /s/ Melinda Johnson
     --------------                     -------------------------------------
                                        Melinda Johnson
                                        Director and Treasurer