Form 10QSB
period 1998-09-30
CHEROKEE MINERALS & OIL INC
filed 1998-10-19
CIK 1054524

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                             October 15, 1998

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

                      CHEROKEE MINERALS AND OIL, INC.
                       (A Development Stage Company)
                                Balance Sheets
                                    ASSETS
                                           September 30,     December 31,
                                               1998              1997
                                            (Unaudited)
CURRENT ASSETS

 Cash                                    $             -    $        -

  Total Current Assets                                 -             -

  TOTAL ASSETS                           $             -    $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $            33    $      225
 Shareholder payable                               1,667         1,667

  Total Current Liabilities                        1,700         1,892

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par value, 2000,000,000
  shares authorized, 4,474,539 and 2,474,539
  shares issued and outstanding, respectively      4,475         2,475
 Additional paid-in capital                      513,709       493,531
 Deficit accumulated during the development
 stage                                          (519,884)     (497,898)

  Total Stockholders' Equity (Deficit)            (1,700)       (1,892)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             -    $        -

                CHEROKEE MINERALS AND OIL, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                  Inception
                                                                on January 15,
                       For the Three Months For the Nine Months  1986 Through
                        Ended September 30, Ended September 30,  September 30,
                         1998       1997     1998       1997         1998
REVENUE                $      -   $      -   $      -  $      -  $      -

LOSS ON
 DISCONTINUED
 OPERATIONS              (6,463)         -    (21,986)   (1,645)   (519,884)

NET LOSS               $ (6,463)  $      -   $(21,986)  $(1,645)  $(519,884)

BASIC LOSS PER
 SHARE                 $  (0.00)  $  (0.00)  $  (0.00)  $ (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER
 OF SHARES
 OUTSTANDING           4,474,539  2,474,539  3,807,872  2,474,539

                 CHEROKEE MINERALS AND OIL, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                    Common Stock     Paid-In  Development
                                  Shares    Amount   Capital      Stage
At inception on April 30, 1919     -        $     -   $  -     $   -

Common stock issued for cash
 at approximately $4.46 per share  55,200        55    245,933     -

Common stock issued for services
 at approximately $0.33 per share  10,656        11      3,489     -

Common stock issued for placer
 mining leases at approximately
 $0.50 per share                   40,000        40     19,960     -

Contributed capital                -              -     16,993     -

Net loss from inception April 30,
 1919 to December 31, 1994         -              -      -      (286,481)

Balance, December 31, 1994        105,856       106    286,375  (286,481)

Net loss for the year ended
 December 31, 1995                 -              -     -          -

Balance, December 31, 1995        105,856       106    286,375  (286,481)

Common stock issued for
 services at $0.09 per share    2,368,680     2,369    204,577     -

Reverse split adjustment                3         -     -          -

Contributed capital                -              -      2,125     -

Net loss for the year ended
 December 31, 1996                 -              -     -       (209,525)

Balance, December 31, 1996      2,474,539     2,475    493,077  (496,006)

Contributed capital                -              -        454     -

Net loss for the year ended
 December 31, 1997                 -              -     -         (1,892)

Balance, December 31, 1997      2,474,539   $ 2,475  $ 493,531 $(497,898)

Common stock issued for cash at
 $0.01 per share (unaudited)    2,000,000     2,000      8,000       -

Contributed capital (unaudited)    -              -     12,178       -

Net loss for the nine months ended
 September 30, 1998 (unaudited)    -              -     -        (21,986)

Balance, September 30, 1998
 (unaudited)                    4,474,539  $  4,475  $ 513,709 $(519,884)

                    CHEROKEE MINERALS AND OIL, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
                                                                    From
                                                                  Inception
                                                                on January 15,
                       For the Three Months For the Nine Months  1986 Through
                        Ended September 30, Ended September 30,  September 30,
                         1998       1997     1998       1997         1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Income (loss) from
 operation             $ (6,463)  $     -    $ (21,986) $(1,645)  $(519,884)
 Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:
   Amortization and
   depreciation expense     -           -          -        -        23,500
 Contributed capital for
  expenses                9,883         -       12,178    1,645      31,748
 Stock issued for services  -           -          -        -       206,948
 Increase in shareholder
  payable                   -           -          -        -         1,667
 Increase in accounts
  payable                (3,420)        -         (192)     -            33

   Net Cash Provided
   (Used) by Operating
   Activities               -           -      (10,000)     -      (255,988)

CASH FLOWS FROM INVESTING
 ACTIVITIES                 -           -          -        -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock
  for cash                  -           -       10,000      -       255,988

   Net Cash Provided (Used)
   by Financing Activities  -           -       10,000      -       255,988

INCREASE (DECREASE IN CASH
 AND CASH EQUIVALENTS       -           -          -        -           -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD     -           -          -        -           -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD        $  -       $   -      $   -    $   -     $     -

Cash Paid For:

 Interest                $  -       $   -      $   -    $   -     $     -
 Income taxes            $  -       $   -      $   -    $   -     $     -

NON-CASH FINANCING
 ACTIVITIES

 Common stock issued
     for services        $  -       $   -      $   -    $   -     $206,948
 Contributed capital for
     expenses            $9,883     $   -      $12,178  $ 1,645   $ 31,748
 Common stock issued
     for subsidiary      $  -       $   -      $   -    $   -     $ 20,000

                 CHEROKEE MINERALS AND OIL, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
             September 30, 1998 and December 31, 1997
                          (Unaudited)

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

       b. Provision for Taxes

       At September 30, 1998, the Company had net operating loss carryforwards of approximately $230,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

NOTE 6 - RELATED PARTY TRANSACTION

       During 1997, an officer and shareholder of the Company paid expenses on behalf of the Company. At September 30, 1998 the amount owed to the shareholder was $1,667.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended September 30, 1998. During this period, the Company received revenues of $0. During the same period, losses from discontinued operations were ($6,463) and net income totaled ($6,463).

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of ($6,463).

Liquidity.
----------

          At September 30, 1998, the Company had no current assets, with total current liabilities of $1,700. Total stockholder's equity was ($1,700).

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

                                      CHEROKEE MINERALS AND OIL, INC.



Date: 10/17/98                          By /s/ Joe Johnson
     --------------                     -------------------------------------
                                        Joe Johnson
                                        Director and President


Date: 10/17/98                          By /s/ Melinda Johnson
     --------------                     -------------------------------------
                                        Melinda Johnson
                                        Director and Treasurer