Form 10KSB40
period 1998-12-31
HYDROMAID INTERNATIONAL INC
filed 1999-03-31
CIK 1054524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For transition period from ______________ to ______________

                         Commission File Number 02-23729

                          HYDROMAID INTERNATIONAL, INC.
                 (Name of Small Business issuer in its charter)

                 NEVADA                                  87-0575933
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)


     12222 SOUTH 1000 EAST, SUITE 1
              DRAPER, UTAH                                  84020
 (Address of Principal Executive Office)                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (801) 553-8790

                             --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                             ON WHICH REGISTERED:
    -------------------                            ---------------------
           NONE                                            NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK -- $.001 PAR VALUE
                                (TITLE OF CLASS)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

Revenues of the registrant for the fiscal year ended December 31, 1997 were $54,828.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 1, 1998 was less than $100,000 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.

         The number of shares of the Common Stock of the registrant outstanding as of December 1, 1998 was approximately 3,500,000.

         Transitional Small Business Disclosure Format (check one):

          Yes      No  X
             -----   -----

                                     PART I

         All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HydroMaid International, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other kitchen appliance manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's product, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

         ORGANIZATION. HydroMaid International, Inc. (the "Company"), was organized under the laws of the State of Nevada on May 19, 1919, under the name "Lincoln Divide Mining Company." Subsequently the Company changed it name twice and later became "Cherokee Minerals and Oil, Inc." ("Cherokee") in 1980, before becoming HydroMaid International, Inc. on January 20, 1999.

         MERGERS AND REORGANIZATIONS. On December 11, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization") which resulted in the acquisition by the Company of no less than 80% of the issued and outstanding shares of restricted Common Stock of Environmental Systems & Solutions, Inc. ("ESSI"), a Nevada corporation. The Reorganization qualified as a tax-free reorganization under Section 368 (a) (1) (B) of the 1986 Internal Revenue Code. Effective with the closing of the Reorganization, certain of the Company's stockholders agreed to cancel approximately 2,555,000 of their common shares. Under the terms of the Reorganization, the former stockholders of ESSI received four shares of the Company for each one share of ESSI and in the aggregate acquired approximately 92% of the issued and outstanding Common Stock of the Company. ESSI was previously a privately held company with no public market for its stock. As of December 31, 1998, the former stockholders of ESSI owned about 91% of the 24,000,000 post-Reorganization shares of the Company's issued and outstanding Common
Stock: Such shares are restricted under Federal law. (See the 8-K and the 8-K/A1-A5 Current Reports dated October 16, 1998, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference.)

BUSINESS

         Before the Reorganization, Cherokee was engaged in seeking and investigating potential assets, property or businesses to acquire, and had had no material business operations for over five years. ESSI had been engaged primarily in research and development for six years before the Reorganization.

         PRINCIPAL PRODUCT. The Company is engaged in the research and development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid-TM-. The HydroMaid is the world's first and only, totally water-powered garbage disposal.

         The HydroMaid is able to process foods that conventional electric disposals cannot. The HydroMaid is environmentally safe, quiet, and has ninety percent fewer parts than electric disposals. The HydroMaid uses common household water pressure to oscillate five stainless steel blades.

         The HydroMaid uses normal household water pressure from the cold water line underneath the sink. Its multi-patented servomechanism harnesses the household water pressure to push five stainless steel cutting blades 340 degrees. These blades oscillate and cut through waste which normally damages or creates problems for traditional electric disposals such as chicken bones, potato peels, avocado pits, walnut shells, and fibrous foods like celery. The servomechanism is able to automatically shift into a harmless oscillating motion if silverware is accidentally dropped into the unit which allows the user to avoid damage to both silverware and the disposal.

         The HydroMaid is an environmentally friendly product for a variety of reasons. First, the cutting action of the HydroMaid produces such fine cut waste that it easily flushes through the drainage system, promoting faster decomposition as an aid to the environment. Second, because it uses no electricity, the HydroMaid reduces the consumption of energy.

         The Company plans to produce the HydroMaid in China, Mexico, and the United States. The HydroMaid retails for $299 and discounts will be based on volume.

         MARKET SEGMENTS. The garbage disposal market consists of two main segments, domestic and international. The domestic market purchased approximately 4,800,000 garbage disposals in 1997. The domestic disposal market is growing at approximately 2.6% annually. The international market is virtually untapped by the conventional electric disposal. In 1997, there were less than 244,000 disposers exported throughout the world. The Company intends to distribute to both the domestic and international markets beginning in 1999; although, no assurance of when significant sales in either market can be provided.

         MARKETING AND DISTRIBUTION STRATEGY. The Company intends to sell the HydroMaid to retail outlets and plumbing wholesale houses which in turn will sell directly to the end user. Due to the uniqueness of the HydroMaid, the Company intends to also use non-traditional channels for distribution such as home shopping shows and mail order. The marketing of the HydroMaid will focus on the buying channels by which consumers purchase disposals.

         DISTRIBUTION METHODS.   The Company intends to initially focus on
three distribution methods.

          RETAIL. The Company believes that retail customers will represent the largest percentage of sales initially. Retail stores or outlets represent customers that buy at wholesale prices and sell at retail prices. Large retail outlets will be targeted by the Company to carry the HydroMaid.

         PLUMBING WHOLESALE HOUSES. The Company anticipates that plumbing wholesale houses ("Wholesalers") will constitute a large part of the Company's total distribution. Wholesalers are customers that purchase product at below wholesale and resell the product at wholesale prices. Wholesalers will be contacted by the Company through Mass mailings containing sales and promotional materials. These materials will contain information about the product, the Company, and resources available to stores. An in-house sales team will follow up on these mailers and address the concerns of the customers. Additionally, an electronic data interchange system will be set up both on computer and via telephone in the future. This system will allow the customer to order directly from the Company.

         The Company will also use independent sales representatives. These representatives will be expected to sell to the plumbing houses and independent stores the Company cannot reach directly.

         DIRECT. The direct market consists of customers who buy directly from the Company at retail prices. Direct response advertising and the internet represent the two main direct channels the Company plans to enter. The Company has performed limited direct response marketing and plans to further test and refine its direct marketing approach.

         The Web site www.hydromaid.com provides detailed information on the internet to interested consumers and allows them the opportunity to order directly from the Company. The web site is currently being used and is updated often to keep customers up to date with the most current information.

         COMPETITIVE BUSINESS CONDITIONS. A recent study indicates that approximately 94% of the disposal market is owned by two major companies, In-Sink-Erator and Anaheim Manufacturing. As a result, the disposal market is extremely competitive. Because the major companies are so entrenched in the disposal market through the aid of massive product recognition, established distribution channels, and powerful financial resources, it is extremely difficult for other disposal manufacturers to successfully enter the market.

         While the Company's management recognizes that it is difficult to overcome competition and other market entry barriers, it believes that the HydroMaid's unique technology will permit the Company to successfully distinguish itself from the major industry players and capture measurable market share.

         SOURCES AND AVAILABILITY OF MATERIALS. The Company currently relies on Metric Tool & Die ("Metric"), an Illinois corporation, for all raw materials, assembly and manufacture of the HydroMaid. Metric has the capacity to produce about 2,000 units per month.

         In order to increase its production capabilities, reduce its production costs, and mitigate the risks of relying on just one manufacturer, the Company has entered into an agreement with MVP Industries ("MVP"), a China corporation, for the manufacture and assembly of the HydroMaid. Like Metric, MVP provides the Company with a finished product and therefor relies upon its own sources for parts and materials required to assemble the HydroMaid. The Company anticipates that MVP will be ready to produce approximately 40,000 units in the near term. Two other Chinese companies have been engaged to manufacture up to 70,000 cutter blades per month.

         The Company understands that there is economic and political risk in relying on just one or a few manufacturers and suppliers. To mitigate the risk of losing all or part of its product supply, in the event that one of its manufacturers ceases to produce units of the HydroMaid for whatever reason, the Company is taking steps to diversify its sources and availability for materials and the manufacturing of its product.

         MAJOR CUSTOMERS. Because the Company is in the development stage it has not made any significant sales or entered into any agreements with any major customers. The Company is focused on entering into distribution agreements with major appliance retail stores and plumbing wholesale houses. Although no agreements have been entered into, the Company anticipates that it will enter into sales agreements with just a few major customers which subjects the Company to risk of losing significant sales if anything happens to the working relationship with any one of its customers. The Company intends to protect itself against such risks, to the fullest extent possible, by entering sales and distribution agreements which contain favorable and protective terms.

         PATENTS AND TRADEMARKS. The Company holds five patents issued in the United States and internationally and has four new patents pending in the United States and internationally covering the HydroMaid. The Company also holds a trademark on the HydroMaid name.

         RESEARCH AND DEVELOPMENT. The Company spent approximately $87,852 in 1997 and $647,139 in 1998 for research and development. Research and development costs have been substantial during the past two years as the Company accelerated development to take the HydroMaid to market.

         WARRANTY. The Company currently supports the HydroMaid with a ten year warranty to the original consumer against any defects in workmanship or material, provided that the product has not been subject to abuse or alteration.

YEAR 2000 MATTERS

         The inability of computers, software, and other equipment utilizing microprocessors to recognize and property process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to process transactions, send invoices, or engage in similar essential business activities.

         The Company has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and test Company systems for the year 2000. The modifications process of all significant applications is substantially complete, and the Company intends to complete modifications and conduct testing by the end of 1998.

         The Company is also communicating with third party vendors to determine their compliance with the Year 2000 issue. The Company can provide no assurance that the systems of third parties will be in compliance by the turn of the century. The inability of the Company to complete modifications and the failure of third party vendors to complete compliance with the Year 2000 issue, or both, could have a material adverse effect on the Company's ability to perform essential business tasks which could have a material adverse effect on the Company's business.

EMPLOYEES

         As of December 31, 1998, the Company employed 13 employees, including five salaried employees on a full-time basis who are considered executive personnel, three salaried and four hourly full-time employees in administrative, supervisory, and clerical positions, and one part-time employee. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently occupies approximately 8,100 square feet of office and warehouse space located at 12222 South 1000 East, #1, Draper, Utah 84020. The lease provides for rent of $81,000 for the first year and increases 3% per annum to the expiration of the lease on October 31, 2003. The Company has an option to renew the lease until approximately September 2005.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings involving the Company, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NAME CHANGE

         During the first quarter of 1999, the Company held a Special Meeting of Stockholders on Wednesday, January 20, 1999 at the Company's business office in Draper, Utah. Stockholders were asked to vote on a change of the Company's name from Cherokee Minerals and Oil, Inc. to HydroMaid International, Inc. The stockholders approved the name change with 17,801,606 votes for the change, none against, and the balance not being voted. (See the 8-K and the 8-K/A1 Current Reports dated February 1, 1999, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference.)

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

         The Company has one class of securities authorized, consisting of 30,000,000 shares of $0.001 par value common voting stock. The holders of the Company's Common Stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of Common Stock carry cumulative voting rights in the election of directors.

         Stockholders of the Company have no pre-emptive rights to acquire additional shares of Common Stock or other securities. The Common Stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation of the Company, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. All shares of the Common Stock now outstanding are fully paid and non-assessable.

             There are outstanding options to purchase a total of 700,000 shares of Common Stock at the price of $.25 per share. The options are subject the Company's 1997 Stock Option and Incentive Plan and vest in one third increments on January 1, 2000, 2001, and 2002.

         There is no provision in the Company's Articles of Incorporation, as amended, or Bylaws, as amended, that would delay, defer, or prevent a change in control of the Company.

COMMON STOCK PRICE ACTUAL AND ADJUSTED

         The Company's stock began trading on October 12, 1998. The Company's Common Stock was quoted on the OTC Bulletin Board under the symbol "CKMR" through December 14, 1998, and under the symbol "HYII" thereafter. The symbol was changed in conjunction with the Reorganization.

         The following table sets forth, for the period from October 12, 1998 to March 24, 1999, the high and low bid quotations for the Common Stock for the last two quarters during which the stock has been trading. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

                                        HIGH                    LOW
                                        ----                    ---
1st Quarter 1999                        4.125                  2.937
4th Quarter 1998                        3.375                  0.4375


         The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 1998, the approximate number of record holders of the Company's Common Stock was 305.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

         After having no material operations for over five years, during 1998, the Company was successful in finding a suitable business to acquire. In December 1998, the Company acquired all of the shares of Environmental Systems and Solutions, Inc. ("ESSI") in a stock-for-stock transaction. As a result of the Reorganization and the resulting consolidation of financial statements, the operating results discussed in this report consist in all material respects of ESSI's operations over the past few years.

         COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997. During the year ended December 31, 1998, the Company experienced its first sales which totaled $54,828. The associated cost of sales totaled $53,045. Before 1998, the Company had been involved strictly in research and development of the HydroMaid. The insignificant gross profit margin resulted from the low volume of product being produced. The Company anticipates its cost of sales will drop substantially with economies of scale as production and sales increase during the upcoming years.

         Selling, general, and administrative costs were $3,259,385 during 1998 compared to $337,087 for the comparable period in 1997, an increase of $2,922,298. During 1998 as the Company transitioned from a research and development company to a marketing and fulfillment operation, substantial operating costs were incurred as the Company hired on management and employees, moved into a larger office and warehousing facility, began actively marketing the product domestically, and undertook a search for foreign production capabilities and distribution channels. The increase in selling, general, and administrative costs consisted primarily of salary and related expenses of approximately $495,000, consulting and legal fees of approximately $350,000, marketing and sales costs of approximately 450,000, office expenses of approximately $255,000, allocated start-up, development, and operational expenses associated with ESSI related entities which were merged in with ESSI during 1998 of approximately $1,600,000, depreciation and amortization expenses of approximately $95,000, and various other expenses of approximately $15,000.

         Research and development costs for 1998 totaled $647,139 as compared to $87,852 for 1997, an increase of $559,287. As the Company prepared for mass production, various parts and attachments needed modification to allow for more effective operation of the product and cost effective production. Tool and dyes needed to be constructed and packaging needed to be developed and refined. The increase in research and development costs in 1998 is attributed to these preparations for producting and marketing of the HydroMaid.

         The Company experienced a net loss of $3,904,741 during 1998 compared to a net loss of $424,939 for the comparable period in 1997, an increase in losses of $3,479,802. The increase in losses resulted from the Company increasing the pace of its development activity, actively performing marketing research, building a management and operations infrastructure, and introducing the product at trade shows and through direct marketing. During 1998, the Company began having production tools and dyes made and arranging for domestic and foreign production of the HydroMaid. The costs of this accelerated level of development activity were expensed as incurred in accordance with generally accepted accounting principles.

         The Company began building HydroMaid's in quantities for the first time during 1998 in order to begin stocking inventory. The Company's inventory increased substantially from $17,000 at December 31, 1997 to $479,580 at December 31, 1998, as the Company prepared for material sales for the first time.

         Virtually all of the line item financial changes which occurred during 1998 resulted from the Company's moves to finalize research and development and to commence production and marketing. The Company intends to continue to aggressively market the HydroMaid and generate sales and to move forward with increased production capacity and inventory.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEARS FROM INCEPTION TO THE YEAR ENDED DECEMBER 31, 1996. The Company experienced no material sales prior to 1998.

         Selling, general, and administrative costs were $337,087 during 1997 compared to $267,893 for the period from inception through 1997. From inception through 1997, the Company was involved primarily in research and development of the HydroMaid. Selling, general, and administrative costs during 1997 consisted primarily of salary, office, administrative, and preliminary marketing expenses.

         Research and development costs for 1997 totaled $87,852. Before 1997, the Company had not expended any material amount on research and development.

         The Company experienced a net loss of $424,939 during 1997 compared to a net loss of $268,849 for the period from inception through 1996. Losses during 1997 and before resulted primarily from office and administrative expenses related to the initial acquisition of the patents and the Company's capital raising activities.

PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES

         In December 1998, Cherokee acquired all of the shares of ESSI in a stock-for-stock transaction. The Reorganization provided the Company with ongoing operations and working capital.

         The Company has operated from inception with approximately $6,000,000 in invested capital. Cherokee from its incorporation in 1919 through the Reorganization raised $527,632 in investment proceeds to fund operations. ESSI from its inception in 1992 through the Reorganization raised $5,568,934 to fund the acquisition of the HydroMaid patents, perform research and development, and conduct business operations.

         During 1998, the Company, through ESSI before the Reorganization, raised approximately $4,408,000 through private offerings of its stock. The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of offering its securities, establishing operating lines of credit, and through the sale of product.

         During 1998, the Company established an infrastructure to move from a development stage company to a production and marketing stage company. The Company anticipates continuing its aggressive marketing and production efforts during 1999. With the business foundation established in 1998, the Company does not anticipate any major plant or equipment purchases or significant changes in the number of employees.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         In conjunction with the Reorganization of ESSI, the Company changed auditors in January 1999. The Company's former accountants Jones, Jensen & Co. were dismissed effective January 26, 1999, and Squar, Milner & Reehl, LLC, was appointed as the Company's principal accountants. There were no disagreements with the former accountant and are no disagreements with the current Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company filed an 8-K concerning the change of auditors on February 1, 1999 which is incorporated by reference.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names, ages and positions of the Company's Directors and executive officers as of December 31, 1998 are listed below:

NAME                       AGE      POSITION WITH THE COMPANY        FIRST ELECTED
Culley W. Davis            43       CEO, Chairman, Director            1998
Ronald L. LaFord           52       President, Director                1998
Mark S. Brewer             41       Vice President, Director           1998
Paul A. Kujanpas           39       Vice President                     1998
                                      of Manufacturing
John W. Nagel              58       CFO, Director                      1998
Bruce H. Haglund           47       Secretary, Director                1998


         CULLEY W. DAVIS, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD,
DIRECTOR

         Mr. Davis was the founder of ESSI and since its inception in 1992 has held various positions including, President, Secretary, Chief Financial Officer, Treasurer, and Director. Mr. Davis currently holds the positions of Chief Executive Officer and Chairman of the Board of the Company. Since 1992, Mr. Davis has also served as Chief Executive Officer and Chairman of the Board of Dancor, Inc., the developer of Vitroseal (trademark), a patented coating technology for the metal coating market. From 1989 until 1992 Mr. Davis was President and Chief Executive Officer of Lubrication Research, Inc., a company engaged in the development and marketing of technology used in the automobile industry. During the period of 1984 until 1990, Mr. Davis founded and served as President of Vencor International, Inc., a developer of form-fitted, reusable, cloth diapers for medical and non-medical applications. From 1979 until 1984 Mr. Davis founded and operated Capital Diamond Corporation, a diamond and jewelry wholesaling company.

          In May 1996, Mr. Davis entered into a stipulation for judgment and permanent injunction (the "Injunction") with the Department of Finance of the State of Idaho (the "State") in connection with a complaint (the "Complaint") filed by the State alleging that Mr. Davis violated provisions of the Idaho Securities Act. In accordance with the Injunction, Mr. Davis paid a $50,000 fine to the state and was permanently enjoined from violating the Idaho Securities Act, from offering or selling unregistered securities in Idaho, and from transacting securities business in Idaho without applicable securities licenses.

         RONALD L. LAFORD, PRESIDENT, DIRECTOR

         Mr. LaFord served as President and a member of the Board of Directors of ESSI from September 1997 until the Reorganization and currently serves in the same positions with the Company. From March 1994 until September 1997, Mr. LaFord served as Director of National Marketing and Advertising for Flying J Corporation, a Utah based company engaged in the development and operation of truck stops and service stations. From 1986 to 1994, he served in various capacities for Citizens

Utilities Company including, Director of Administration and Supply, Managing Coordinator of Marketing and Sales and Coordinator of Vehicle Procurement and Maintenance. From 1980 until 1985, Mr. LaFord was a Senior Manager for Union Carbide Corporation. From 1974 until 1979, he was a Senior Consultant for General Telephone and Electronics (GTE). Mr. LaFord received his A.A. degree in Civil Engineering and B.A. degree in Marketing and Business Administration from Central Washington University. He is a graduate of the General Telephone and Electronics School of Management.

         MARK S. BREWER, VICE PRESIDENT, DIRECTOR

         Mr. Brewer served as Vice President and a member of the Board of Directors of ESSI from September 1997 to the Reorganization and currently serves in the same positions with the Company. He also serves as President of Search International and Onkli Incorporated. Search International was founded by Mr. Brewer in 1990 for the purpose of developing and marketing new products. He founded Onkli Incorporated in 1991 for the purpose of creating and packaging consumer houseware products. In 1979, Mr. Brewer joined Advertising Professionals, a full service advertising agency which he acquired in 1989 and operated until 1996.

         PAUL A. KUJANPAA, VICE PRESIDENT OF MANUFACTURING

         Mr. Kujanpaa served as Vice President of Manufacturing of ESSI from July 1998 until the Reorganization and currently serves in the same positions with the Company. From 1997 to 1998, he served as Senior Manager of Order Fulfillment and Logistics for Haworth Inc. From 1994 until 1997, Mr. Kujanpaa was a Management Consulting Manager for Grant Thornton LLP, the country's seventh largest accounting and management consulting firm. During the period of 1991 to 1993, he held the position of Senior Management Consultant for Booz, Allen & Hamilton, an international management consulting firm ranked among the top five in the world. From 1989 until 1991, Mr. Kujanpaa worked as Management Consultant for A.T. Kearney Incorporated, an international management consulting firm based in Chicago, Illinois. During the period of 1988 to 1989, Mr. Kujanpaa was a partner of and Engineer Consultant for Metz and Associates Incorporated, a manufacturing engineering consulting firm which was sold to A.T. Kearney Incorporated in 1989. From 1986 to 1988, he held the position of Manufacturing Engineering Consultant for Ingersoll Engineers Incorporated of Rockford, Illinois. Mr. Kujanpaa received his B.S. in Manufacturing Engineering from Brigham Young University.

         JOHN W. NAGEL, CHIEF FINANCIAL OFFICER, DIRECTOR

     Mr. Nagel joined ESSI as Chief Financial Officer and a member of the Board of Directors in September 1998 and served until the Reorganization and currently serves in the same positions with the Company. From 1988 to August 1998, Mr. Nagel served as Director of Finance for WVUE Television of New Orleans, Louisiana. During the period of 1983 to 1988, he was operator and part owner of several franchised ice cream parlors. From 1980 to 1983, Mr. Nagel held positions in administration and management for The Nautilus Group, Inc., a poultry incubation equipment manufacturer and portable electronic stage lighting system manufacturer. From 1968 to 1980, Mr. Nagel worked for Arthur Anderson & Co. in numerous capacities relating to consulting for the design and implementation of computer-based management information systems. He served as an officer in the U.S. Navy Supply Corps from 1962 to 1966. Mr. Nagel was awarded his M.B.A. degree from Harvard University and his B.S. degree in accounting from Ohio State University.

         BRUCE H. HAGLUND, SECRETARY, DIRECTOR

         Bruce H. Haglund served as a Director and Secretary of ESSI from September 1998 until the Reorganization and currently serves in the same positions with the Company. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Johnson in Orange County, California where he has been engaged in the private practice of law since 1980. He is member of the Board of Directors of Santa Barbara Restaurant Group, Inc. and the Secretary of Metalclad Corporation, a public company whose stock is traded on the NASDAQ Small Cap Market. Mr. Haglund is also the Secretary and a member of the Board of Directors of Aviation Distributors, Inc. and Renaissance Golf Products, Inc., public companies whose stock is traded on the OTC:BB. He is a graduate of the University of Utah College of Law.

BOARD OF DIRECTORS

         The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. However, in accordance with corporate governance principles, the Board is not involved in day-to-day operating details. Members of the Board of Directors are kept informed of the Company's business through discussions with the Chairman and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. All Directors attended more than 75% of the Meetings held during their tenures as Directors.

COMPENSATION OF DIRECTORS

         The Company's policy is not to pay cash compensation to directors who are employees or consultants of the Company for their services as directors, but reimburses reasonable out-of-pocket expenses of directors for attendance at meetings.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

         The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Nevada law. Such limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

         The Company's Bylaws provide that the Company shall indemnify its directors and executive officers and may indemnify its other officers and employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company's Bylaws also permit it to secure insurance on behalf of any officer, director, employee, or other reagent for any liability arising out of his or her actions in such capacity, regardless of whether the Bylaws permit such indemnification.

         At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 10. EXECUTIVE COMPENSATION

         The Company's compensation programs are designed to link executives' compensation to the performance of the Company. The annual salary paid to executives over the past two years reflect fixed amounts that are deemed competitive for executives with comparable ability and experience in the industry.

COMPENSATION OF OFFICERS

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated. Management of the Company was completely replaced in conjunction with the Reorganization.

         SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
--------------------------------------------------------------   ----------------------------------
     NAME AND                                           OTHER            AWARDS          PAYOUTS        ALL
     PRINCIPAL       YEAR      SALARY        BONUS     ANNUAL     --------------------  -----------
     POSITION                    ($)          ($)      COMPEN-    RESTRICTED  OPTIONS/     LTIP       OTHER (1)
                                                       SATION      STOCK ($)  SARS (#)  PAYOUTS ($)
                                                        ($)
-----------------   -----      -------      ------    --------    ----------  --------  -----------   --------
 Culley W. Davis     1998      95,000          -         -0-        -0-         -          -               -
   Chairman, CEO     1997         -0-          -         -0-        -0-         -          -               -
--------------------------------------------------------------------------------------------------------------
 Ronald L. LaFord    1998      88,000          -         -0-        -0-         -          -               -
   President         1997      18,750          -         -0-        -0-         -          -               -
--------------------------------------------------------------------------------------------------------------
Mark S. Brewer       1998      78,550          -         -0-        -0-         -          -               -
   Vice President    1997      72,685          -         -0-        -0-         -          -               -
--------------------------------------------------------------------------------------------------------------
Joe K. Johnson       1998         -0-          -         -0-        -0-         -          -               -
    Former Pres.     1997         -0-          -         -0-        -0-         -          -               -
--------------------------------------------------------------------------------------------------------------


(1) The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive Officers named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such Officers' cash compensation.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of management and based upon a review of the stock ledger maintained by the Registrant's transfer agent and registrar, the following table sets forth the beneficial ownership of persons who own more than five percent of the Registrant's Common Stock as of the date hereof, and the share holdings of new management, to wit:

                                                          AMOUNT AND NATURE    PERCENT
                                                          OF BENEFICIAL        OF
     NAME                       TITLE                     OWNERSHIP(1)(2)      CLASS (3)
Culley W. Davis                 CEO and Chairman          7,000                *
Pinnacle Enterprises, Inc.      (4)                       3,013,424            14.18%
Ronald L. LaFord                President                 -0-                  -0-
Mark S. Brewer                  Vice President            36,000               *
Paul A. Kujanpas                Vice President            -0-                  -0-
                                of Manufacturing
John W. Nagel                   CFO                       -0-                  -0-
Bruce H. Haglund, Esq.          Secretary and Director    72,000               *
George Taylor Munroe            (5)                       2,448,000            11.7%
T-6G Limited                    (6)                       1,152,000            5.4%

All directors and executive                               3,128,424            14.7%
officers as a group
*LESS THAN ONE PERCENT.


-------------------
(1) Unless otherwise noted, the Company believes that all Shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all Shares owned by them. Unless otherwise indicated, the address of each Stockholder is 12222 South 1000 East, #1, Draper, Utah 84020.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(3) Assumes 21,246,244 Shares outstanding plus, for each individual, any securities that specific person has the right to acquire upon exercise of presently exercisable stock options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised. An additional 2,753,756 issuable upon conversion by ESSI stockholders who have not yet converted their stock is not included in the percentage of class calculation. Inclusion of such shares would reduce the ownership percentages shown.

(4) Culley W. Davis owns 100% of the issued and outstanding shares of Pinnacle Enterprises, Inc.

(5) George Taylor Munroe directly owns 720,000 shares. He acts as a Trustee of three trusts which own the other 1,728,000 shares indicated. Mr. Munroe's address is 889 South Williams Street, Denver, Colorado 80209

(6)  T-6G Limited's address is 767 South Dixie Drive, St. George, Utah  84770.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1998, Culley W. Davis made unsecured advances to the Company totaling $1,478,467, which included $1,427,000 of proceeds from sales of his ESSI stock to investors at $8.00 per share. The stock sold by Mr. Davis was personally owned by him or Pinnacle Enterprises, Inc., which he owns, and the proceeds were advanced to the Company according to an agreement between the parties. During December 1998, the Company issued 178,375 shares of Common Stock to Culley W. Davis valued at $8.00 per share as reimbursement stock for his personal shares sold. The stock sale proceeds received by the Company have been reported as an original stock issuance in the accompanying financial statements. The remaining balance of $51,467 owed to Mr. Davis is reported as a current liability of the Company. This cash advance is non-interest bearing.

         The Company is indebted to Cully W. Daves, who financed the purchase of a 1999 Ford truck used by the Company for product demonstrations at remote locations. The note is payable in monthly installments of $770 including principal and interest, is secured by the truck, and bears interest at a fixed rate of 7.9%.

         John W. Nagel, the Company's CFO and a Director is the brother-in-law of the Company's legal counsel Bruce H. Haglund who also serves as a Director and is a stockholder.

         Gibson, Haglund & Johnson, ESSI's attorneys, were paid approximately $162,000 in legal fees during 1998. Bruce H. Haglund, a Director of the Company, is a member of the law firm.

         Pacific American Cultural Exchange, Inc., a Japanese corporation intended to be formed to distribute the HydroMaid in Japan will be 50% owned by the Company.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-KSB:

         1. Financial Statements for the Years Ended December 31, 1998 and 1997 and for the Period June 24, 1992 (inception) through December 31, 1998:

                           Independent Auditors' Report
                           Balance Sheet
                           Statements of Stockholders' Equity
                           Statements of Cash Flows
                           Notes to Financial Statements

         2.  Exhibits

         The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

         10.1 1997 Stock Option and Incentive Plan inclusive of form Incentive Stock Option Agreements and Non-Qualified Stock Option Agreements.

         10.2 Pacific American Cultural Exchange, Inc. Distribution Agreement dated December 4, 1998.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

         Changes in Control of Registrant filed on October 16, 1998 inclusive of Amendments A1-A5.

         Change of Auditors filed on February 1, 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 30th day of March 1999.


                                    By: /s/Culley W. Davis
                                       ---------------------------
                                       Culley W. Davis, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                           DATE


/s/Culley W. Davis           Chairman of the Board                March 30, 1999
-------------------------    Chief Executive Officer
Culley W. Davis              (Principal Executive Officer)


/s/Ronald L. LaFord          President, Director                  March 30, 1999
------------------------
Ronald L. LaFord


/s/Mark S. Brewer            Vice, President, Director            March 30, 1999
------------------------
Mark S. Brewer


/s/John W. Nagel             Chief Financial Officer, Director    March 30, 1999
------------------------
John W. Nagel


/s/Bruce H. Haglund          Vice President, Director             March 30, 1999
------------------------
Bruce H. Haglund

------------------------------------------------------------------------------


                          HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND
       FOR THE PERIOD JUNE 24, 1992 (INCEPTION) THROUGH DECEMBER 31, 1998


------------------------------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report............................................... 1

Balance Sheet ............................................................. 2

Statements of Operations .................................................. 3

Statements of Stockholders' Equity......................................... 4

Statements of Cash Flows .................................................. 5

Notes to Financial Statements.............................................. 6

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
HYDROMAID INTERNATIONAL, INC.
(FORMERLY CHEROKEE MINERALS AND OIL, INC.)
DRAPER, UTAH

We have audited the accompanying balance sheet of HydroMaid International, Inc., A Development Stage Company (formerly Cherokee Minerals and Oil, Inc.), hereinafter referred to as "the Company", as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, and for the period June 24, 1992 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the period June 24, 1992 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.



February 19, 1999
Newport Beach, California              Squar, Milner & Reehl, LLP

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                  ASSETS
Current Assets
   Cash                                                                   $    20,342
   Accounts receivable                                                          5,130
   Inventory, net of valuation allowance of $180,000                          479,580
   Prepaid expenses                                                            25,210
                                                                          -----------
     TOTAL CURRENT ASSETS                                                     530,262

Property and equipment, net                                                   500,259
Patents, net of accumulated amortization of $123,379                          143,874
Deposit on tooling                                                             80,000
Deferred tax asset, net of valuation allowance                                     --
                                                                          -----------

          TOTAL ASSETS                                                    $ 1,254,395
                                                                          -----------
                                                                          -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                  $   390,049
   Note payable, current portion                                                6,599
   Advances from related party                                                 51,467
                                                                          -----------
        TOTAL CURRENT LIABILITIES                                             448,115

Note payable                                                                   29,964
                                                                          -----------
        TOTAL LIABILITIES                                                     478,079

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock, par value .001 per share, 30,000,000 shares
       authorized, 24,000,000 shares issued and outstanding                   24,000
  Additional paid-in capital                                                6,072,566
  Accumulated deficit, including $4,598,529 during the development stage   (5,118,413)
  Deferred compensation - stock options                                      (201,837)
                                                                          -----------
      TOTAL STOCKHOLDERS' EQUITY                                              776,316
                                                                          -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,254,395
                                                                          -----------
                                                                          -----------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 2


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
       FOR THE PERIOD JUNE 24, 1992 (INCEPTION) THROUGH DECEMBER 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                    JUNE 24, 1992
                                                                 (INCEPTION) THROUGH
                                     1998            1997         DECEMBER 31, 1998
                                  -----------     -----------     -----------------
Sales                             $    54,828     $        --     $          54,828

Cost of sales                          53,045              --                53,045
                                  -----------     -----------     -----------------

Gross profit                            1,783              --                 1,783

Operating expenses                  3,259,385         337,087             3,864,365

Research and development              647,139          87,852               735,947
                                  -----------     -----------     -----------------

Loss before income tax benefit     (3,904,741)       (424,939)           (4,598,529)

Income tax benefit:
  Current                                  --              --                    --
  Deferred                          1,450,000         160,000             1,710,000

  Less valuation allowance         (1,450,000)       (160,000)           (1,710,000)
                                  -----------     -----------     -----------------

Net (loss)                        $(3,904,741)    $  (424,939)    $      (4,598,529)
                                  -----------     -----------     -----------------
                                  -----------     -----------     -----------------

Basic loss per share              $      (.19)    $      (.02)    $            (.22)
                                  -----------     -----------     -----------------
                                  -----------     -----------     -----------------




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 3

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
             FOR THE PERIOD JUNE 24, 1992 (INCEPTION) TO DECEMBER 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                         ACCUMULATED
                                                                      COMMON STOCK         ADDITIONAL   DEFICIT DURING   TOTAL
                                                                      ------------           PAID-IN     DEVELOPMENT  STOCKHOLDERS'
                                                                  SHARES        AMOUNT       CAPITAL        STAGE        EQUITY
                                                                ----------   -----------   -----------  ------------  -------------

AT INCEPTION ON JUNE 24, 1992                                           --   $        --   $        --  $        --   $        --
  CHEROKEE MINERALS AND OIL, INC.:
     Common stock activity from April 30, 1919 through
      June 24, 1992                                                105,859         1,059       287,547                    288,606
     Common stock issued for services at $0.09/share             2,368,680        23,686       183,260                    206,946
     Net loss from April 30, 1919 through December 31, 1996             --            --            --           --      (519,884)
  ENVIRONMENTAL SYSTEMS & SOLUTIONS, INC.:
     Common stock issued for patents at $0.04/share              5,000,000        50,000       103,500           --       153,500
     Contributed capital                                                --            --       280,066           --       280,066
     Net loss for the period June 24, 1992 (inception)
       through December 31, 1996                                        --            --            --     (268,849)     (268,849)
                                                               -----------   -----------   -----------  -----------   -----------
BALANCE AT DECEMBER 31, 1996                                     7,474,539        74,745       854,373     (268,849)      140,385
  Environmental Systems and Solutions, Inc.
   - contributed capital                                                --            --       548,251           --       548,251
  Environmental Systems & Solutions, Inc.
   - net loss for the year ended December 31, 1997                      --            --            --     (424,939)     (424,939)
                                                               -----------   -----------   -----------  -----------   -----------
BALANCE AT DECEMBER 31, 1997                                     7,474,539        74,745     1,402,624     (693,788)      263,697
  CHEROKEE MINERALS AND OIL, INC.:
     Common stock issued for cash                                2,000,000         2,000         8,000           --        10,000
     Common stock issued in connection with Reorganization      22,080,000        22,080            --           --        22,080
     Common stock cancelled in connection with Reorganization   (2,554,539)       (2,555)           --           --        (2,555)
     Common stock par value change from $.01/share to
       $.001/share                                                      --       (22,270)       22,270           --            --
  ENVIRONMENTAL SYSTEMS & SOLUTIONS, INC.:
     Common stock issued for cash at $0.01/share                   200,000         2,000            --           --         2,000
     Common stock issued for cash at $8.00/share                   151,625         1,516     1,211,484           --     1,213,000
     Common stock issued for cash at $8.00/share                   178,375         1,784     1,425,216           --     1,427,000
     Common stock cancelled at $0.01 per/share                     (10,000)         (100)           --           --          (100)
     Adjustment in connection with Reorganization               (5,520,000)      (55,200)           --           --       (55,200)
     Contributed capital                                                --            --     1,767,947           --     1,767,947
     Stock options                                                      --            --       235,025           --       235,025
     Net loss for the year ended December 31, 1998                      --            --            --   (3,904,741)   (3,904,741)
     Deferred compensation - stock options                              --            --            --           --      (201,837)
                                                               -----------   -----------   -----------  -----------   -----------
BALANCE AT DECEMBER 31, 1998                                    24,000,000   $    24,000   $ 6,072,566  $(4,598,529)  $   776,316
                                                                ----------   -----------   -----------  ------------  -------------
                                                                ----------   -----------   -----------  ------------  -------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 4

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
       FOR THE PERIOD JUNE 24, 1992 (INCEPTION) THROUGH DECEMBER 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                    JUNE 24, 1992
                                                                                                  (INCEPTION) THROUGH
                                                                        1998            1997       DECEMBER 31, 1998
                                                                     -----------     -----------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                                         $(3,904,741)    $  (424,939)    $(4,598,529)

   Adjustment to reconcile net (loss) to net cash
      used by operating activities:
        Depreciation and amortization                                     74,684          19,433         177,108
        Stock options                                                     33,188              --          33,188
        Expenses paid by related party                                        --         422,295         605,802
        Changes in current assets and liabilities:
          Accounts receivable                                             (5,130)             --          (5,130)
          Prepaid expenses                                               (25,210)             --         (25,210)
          Inventory                                                     (452,456)        (17,000)       (479,581)
          Accounts payable and accrued expenses                          377,572              --         390,048
                                                                     -----------     -----------     -----------
       NET CASH (USED) BY OPERATING ACTIVITIES                        (3,902,093)           (211)     (3,902,304)
                                                                     -----------     -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of property and equipment                                (400,740)             --        (400,740)
   Acquisition of patents                                                (56,348)             --         (56,468)
   Deposit on tooling                                                    (80,000)             --         (80,000)
                                                                     -----------     -----------     -----------
     NET CASH (USED) BY INVESTING ACTIVITIES                            (537,088)             --        (537,208)
                                                                     -----------     -----------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on note payable                                     (1,415)             --          (1,415)
   Advances from related party                                            51,467              --          51,467
   Proceeds from issuance of common stock                              2,640,000              --       2,640,000
   Proceeds from contribution of paid-in capital                       1,767,947              --       1,769,802
                                                                     -----------     -----------     -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                         4,457,999              --       4,459,854
                                                                     -----------     -----------     -----------

 NET INCREASE (DECREASE) IN CASH                                          18,818            (211)         20,342

 CASH AT BEGINNING OF PERIOD                                               1,524           1,735              --
                                                                     -----------     -----------     -----------

 CASH AT END OF PERIOD                                               $    20,342     $     1,524     $    20,342
                                                                     -----------     -----------     -----------
                                                                     -----------     -----------     -----------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Non-cash transactions:
      Acquisition of property, equipment, and patents                $    37,978     $   125,956     $   259,006
                                                                     -----------     -----------     -----------
                                                                     -----------     -----------     -----------
      Issuance of common stock for patents and services              $        --     $        --     $   360,446
                                                                     -----------     -----------     -----------
                                                                     -----------     -----------     -----------
      Disbursements by related party                                 $        --     $   548,251     $   731,758
                                                                     -----------     -----------     -----------
                                                                     -----------     -----------     -----------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 5

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1: REORGANIZATION, BASIS OF ACCOUNTING AND FINANCIAL STATEMENT PRESENTATION, NATURE OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION

As of December 10, 1998, Cherokee Minerals and Oil, Inc. ("Cherokee"), a Nevada corporation was a dormant entity with no assets. After its inception in 1919 and two name changes, Cherokee acquired and explored placer-mining leases in the early 1980s. Cherokee has not had any significant operations since approximately 1985; its revenues and expenses for 1998 and 1997 are not significant. See "Basis of Accounting and Financial Statement Presentation" below.

On December 11, 1998, Cherokee entered into an Agreement and Plan of Reorganization (the "Plan") structured to result in the acquisition by Cherokee of at least 80% of the issued and outstanding shares of restricted common stock of Environmental Systems & Solutions, Inc. ("ESSI"), a Nevada corporation. Such transaction is hereinafter referred to as "the Reorganization." The Reorganization is intended to qualify as a tax-free reorganization under Section 368 (a) (1) (B) of the 1986 Internal Revenue Code. Effective with the closing of the Reorganization, certain Cherokee stockholders agreed to cancel approximately 2,555,000 of their common shares. Under the terms of the Plan, the former stockholders of ESSI (1) received four shares of Cherokee for each one share of ESSI and (2) will ultimately acquire approximately 92% of the issued and outstanding common stock of Cherokee, assuming that all ESSI stockholders execute the Plan. ESSI was previously a privately held company, with no public market for its stock. As of December 31, 1998, the former stockholders of ESSI owned about 91% of the 24 million post-Reorganization shares of Cherokee's issued and outstanding common stock; such shares are restricted securities under Federal law. (See Notes 5 and 6).

Cherokee's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers.

BASIS OF ACCOUNTING AND FINANCIAL STATEMENT PRESENTATION

The financial statements of Cherokee for the years ended December 31, 1997 and 1996 were audited by another independent public accounting firm. Such firm's January 15, 1998 report on Cherokee's 1997 financial statements disclosed that there was then a question as to the entity's ability to continue as a going concern, which is an assumption under generally accepted accounting principles ("GAAP"). For reasons explained below, the accompanying 1997 financial statements (and the financial statements for the period from inception to December 31, 1997) of Cherokee differ significantly from such financial statements as previously issued.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 6

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1: (CONTINUED)

BASIS OF ACCOUNTING AND FINANCIAL STATEMENT PRESENTATION (CONTINUED)

The Reorganization is accounted for as a capital stock transaction (as opposed to a "business combination," as that term is defined by GAAP) in the accompanying financial statements. Accordingly, the Reorganization has been reported as a recapitalization of ESSI, which is considered the acquirer for accounting purposes (a "reverse acquisition"). Through its former stockholders, ESSI is deemed the acquirer for accounting purposes because of
(a) its majority ownership of Cherokee, (b) its representation on Cherokee's board of directors, and (c) executive management positions held by former ESSI officers.

The accompanying pre-December 11, 1998 financial statement information of Cherokee (the legal acquirer), which has been retroactively restated for the equivalent number of common shares issued in the Reorganization, is essentially that of ESSI. The historical stockholders' deficiency of ESSI and Cherokee's accumulated deficit have been carried forward to the post-acquisition period; no goodwill has been recorded. Reorganization transaction costs such as legal fees have been expensed as incurred.

Because the accompanying balance sheet is subsequent to the Reorganization's closing date, presentation of pro forma financial information as if the Reorganization had occurred on January 1, 1997 is not required.

NATURE OF BUSINESS

In January of 1999, Cherokee changed its name to HydroMaid International, Inc. (the "Company"). ESSI (hereinafter also referred to as the "Company"), which was incorporated in 1992, is engaged in the development, manufacture, and sale of a patented water-powered garbage disposal. Such disposal, known as the HYDRO-MAID, is hereinafter referred to as "the Product." Technological improvements and field-testing were completed in 1997, when the Company had its initial operating activity. The Product was then introduced in early 1998; sales from inception to December 31, 1998 have been nominal.

The Company operates from a leased facility of approximately 8,100 square feet near Salt Lake City, Utah. Its domestic manufacturing and assembly plant is in Illinois. Certain components and production tooling are being manufactured in China, along with some assembly operations. (See Note 9).

Management plans to (a) capitalize on New York City's 1997 lift of a long-standing ban on residential in-sink garbage disposals, (b) enter European, Asian, and South American markets, and (c) penetrate the U.S. home building market.

Total assets outside the United States (deposits on tooling in China) were $80,000 at December 31, 1998; foreign operations were not significant in 1998 or 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 7

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1: (CONTINUED)

INTRODUCTION TO THE SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

REVENUE RECOGNITION

When revenues first become significant, management intends to adopt appropriate revenue recognition accounting policies in material conformity with GAAP.

INVENTORIES

Raw materials and finished goods are stated at the lower of cost (first-in, first-out) or estimated market value. Management periodically reviews inventory and outstanding purchase commitments to identify any significant obsolete and slow-moving items, and adjusts the financial statements accordingly.

RESEARCH AND DEVELOPMENT COSTS ("R & D COSTS")

R & D costs are charged to expense when incurred. Such costs include pre-production prototype tools and dies (principally located in Illinois), modifications of the Product's original design, and engineering activities intended to advance the Product's technology to the point of commercial production.

PATENTS

In 1992, the Company acquired trademarks and several patents on the Product. The Company capitalizes the cost of patents and related expenses and amortizes them over the shorter of the remaining legal life or their estimated economic life. Amortization expense for the years ended December 31, 1998 and 1997 was $17,206 and $19,433, respectively.

PROPERTY AND EQUIPMENT

GENERAL
Repairs, maintenance, and similar costs that do not significantly improve or extend the useful lives of the assets are expensed as incurred. When an asset is sold or retired, the cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in current operations.

-----------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 8

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1: (CONTINUED)

PRODUCTION TOOLING
Completed tooling used or to be used in commercial production is carried at cost less depreciation, which is based on a five-year life using the straight-line method. The cost of special-purpose property and equipment (such as tools, dies and molds) constructed by a related-party vendor includes design/production labor and an allocation of estimated overhead.

OTHER PROPERTY AND EQUIPMENT
Equipment, fixtures, and leasehold improvements are stated at cost less accumulated depreciation or amortization. Leasehold improvements are amortized over the shorter of the remaining lease term or their estimated economic life. Equipment and fixtures are depreciated on a straight-line basis over estimated useful lives of five years.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income. (See Note
10).

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all interest-bearing deposits with an original maturity of three months or less as cash equivalents.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, as well as reported revenues and certain expenses. Actual results could vary from the estimates used to prepare the accompanying financial statements.

WARRANTY COSTS AND RELATED MATTERS

The Company provides an unconditional ten-year warranty of the Product's workmanship and materials. Estimated warranty expense is recorded in the year of sale based on historical experience and management's review of Product quality as compared to the current state of the technology.

-----------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 9

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1: (CONTINUED)

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

For employee compensatory stock option plans, which will eventually vest, compensation expense is recognized during the periods in which related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant-date estimated fair market value (FMV) of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS No. 123, "Accounting for Stock-Based Compensation."

Because the options discussed in the preceding paragraph were granted before the Company became a publicly held entity, GAAP allows use of the "minimum value method" to measure the expense associated with such equity instruments. Under this method, minimum value is the grant-date estimated FMV of the stock less the present value of the exercise price based on a risk-free rate of return over the contractual life of the option. The ten year risk - free rate of return in mid-1997, which approximated 5.5%, was used to compute present value. Such method ignores the expected volatility of the underlying stock that may provide much of an option's fair value. The Company has not declared any cash dividends since inception; hence, expected dividends have not been considered in the fair value computation (See Notes 6 and 7).

LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of common shares and common share equivalents (as retroactively adjusted for the effect of the Reorganization) outstanding during the year in accordance with SFAS No. 128. (See Note 16).

ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the years ended December 31, 1998 and 1997, the Company did not have any elements of other comprehensive income as defined by SFAS No. 130, "Reporting Comprehensive Income." Therefore, no statement of comprehensive income has been presented.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
PAGE 10

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 2:  RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

The names and relationships of known related parties referred to in these notes are set forth below (Company stock beneficial ownership percentages, which are as of December 31, 1998, are rounded):

- Culley W. Davis: founder, CEO, and chairman of the Board of Directors; direct and beneficial 13% stockholder, including his ownership through Pinnacle Enterprises, Inc. (PEI), which is wholly owned by Culley W. Davis; and owner of Company stock options (See Note 6).

- Bruce H. Haglund, Esq.: legal counsel to ESSI, an officer and director of the Company, the brother-in-law of the Company's CFO, owner of Company stock options (See Note 6), and a stockholder of the Company.

- Leonard W. Burningham, Esq.: legal counsel to Cherokee, and a stockholder of the Company.

- Pacific American Cultural Exchange, Inc. ("PACE"): a Japanese corporation which will be 50% owned by the Company (see Note 11), and the licensee of certain rights to manufacture and market the Product in Asia.

- Hideyuki Nakamura: 50% interest in PACE, and owner of the right to acquire 100,000 shares of the Company's common stock in exchange for a 50% equity interest in PACE.

- Don Sullivan, sole owner of Metric Tool & Die, an Illinois corporation ("MTD"): a stockholder of the Company, with the right to acquire an additional 50,000 shares of the Company's common stock under certain conditions (see Note 11). MTD is the Company's domestic subcontractor for manufacturing and assembly.

Other related party transactions are discussed elsewhere in these notes to the financial statements.


NOTE 3:  CONCENTRATION OF CREDIT RISK

Financial instruments which may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. At various times during the year, the Company's bank balance may exceed the FDIC-insured amount. As of December 31, 1998, the Company bank balance reported by its principal financial institution was less than such amount.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 11

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1998:

      Production tooling                                       $     129,385
      Other machinery and equipment                                  122,206
      Computer hardware and software                                  19,994
      Furniture and fixtures                                          54,439
      Vehicles                                                        98,990
      Leasehold improvements                                         109,329
      Demonstration equipment                                         21,500
                                                               -------------
                                                                     555,841


     Accumulated depreciation and amortization                $     (55,584)
                                                              -------------
         Book value                                           $     500,259
                                                              -------------
                                                              -------------

Depreciation and amortization expense (excluding patents) was $55,584 in 1998; there was no such expense in 1997.


NOTE 5:  COMMON STOCK

At December 31, 1998, there were 24 million common shares issued and outstanding with a par value of $ 0.001 per share; 30 million shares have been authorized. The number of shares has been adjusted as described in Note 1.

There are certain restrictions on the sale or other transfer of the Company's common stock issued under the Plan. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the
Act), in reliance upon an exemption from its requirements. Each exchanging shareholder agreed to (1) acquire such stock for his own account and (2) hold the stock for investment purposes only. In addition, the stock certificates are required to contain a legend (a) documenting these restrictions and (b) requiring a legal opinion that any proposed sale is exempt from registration under the Act.


NOTE 6:  STOCK OPTIONS

A.  EMPLOYEE INCENTIVE STOCK OPTIONS

Options to acquire 700,000 post-Reorganization common shares with an exercise price of $0.25/share were outstanding at December 31, 1998 under the plan described below. As of that date, Culley Davis owned options to acquire 100,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 12

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 6:  STOCK OPTIONS (CONTINUED)

Effective June 1, 1997, the Company adopted a stock option and incentive plan intended to qualify under Section 422A of the Internal Revenue Code. A maximum of 2 million shares (as adjusted for the Reorganization) are issuable under the plan, which has a life of ten years. Employee options to purchase common stock for $0.25/share ($1/share on the grant dates, represented as not less than the estimated pre-Reorganization fair market value of ESSI common stock) are exercisable in equal annual installments beginning in January of 2000. For employees who are more-than-10% stockholders, such options are required to have a minimum exercise price of 110% of the grant-date estimated fair market value
(FMV) and expire five years after issuance. Options granted to other employees have a ten-year term. The pre-March 18, 1998 options of other employees have an exercise price equal to or greater than the grant-date estimated FMV.

The employee's rights under the plan are contingent upon (a) continued employment with the Company for at least six months after the grant date and (b) providing a representation that option shares are acquired for investment only, and not for sale. In addition, the employee agrees to not dispose of shares acquired from exercising stock options within two years of the grant date or within one year after the exercise date.

A summary of stock option activity, including the options described in section B of this note, during the two years ended December 31, 1998 is presented below.

                                                    POST-MERGER SHARES
                                                 YEAR ENDED DECEMBER 31
                                                   1998               1997
                                                   ----               ----
Outstanding at January 1                          567,500                None
Granted                                           132,500             567,500
Exercised                                               -                   -
Expired                                                 -                   -
Cancelled                                               -                   -
Forfeited                                               -                   -
                                               ----------          ----------
Outstanding at December 31                        700,000             567,500
                                               ----------          ----------
                                               ----------          ----------

Exercisable at December 31                           None                None


The weighted average grant-date fair value of nonstatutory stock options granted
(a) in 1998 approximated $7.00/share and (b) in 1997 was equal to or less than the $1 exercise price. The weighted average fair value of nonstatutory stock options granted in 1998 when the grant-date market price differed from the exercise price was $8/share. The weighted average remaining contractual life of stock options outstanding at December 31, 1998 approximated 9 years.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 13

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 6:  STOCK OPTIONS (CONTINUED)

B.  NONSTATUTORY STOCK OPTIONS

Of the options outstanding at December 31, 1998, Bruce Haglund owns options to acquire 100,000 shares. Two attorneys who are employed by Bruce Haglund own options to purchase a total of 20,000 shares. These equity instruments are nonstatutory stock options, expire after ten years, and are required to have an exercise price of not less than 85% of the grant-date estimated FMV. Such options are exercisable as described in section A of this note. Incentive stock options may not be granted to non-employees.

Any grant of nonstatutory stock options must be approved by a majority of disinterested directors of the Company. For accounting purposes, the vesting of such options is not contingent upon the optionee providing any future services.

C.  SIMILAR EQUITY INSTRUMENTS

Under the plan, the Company may also grant stock appreciation rights (SARs) and restricted stock awards; as of December 31, 1998, no such equity instruments had been granted.

D.  OTHER MATTERS

The plan contains a "poison-pill" clause that is triggered by certain defined events. Such events include (1) the acquisition of a majority of the Company's outstanding common stock, (2) a reorganization/merger/consolidation where the Company is not the surviving entity, and (3) the sale of all or substantially all of the Company's assets as an entirety. If such an event occurs, all outstanding options and SARs immediately become exercisable or fully vest and restricted stock vests free of any restrictions.


NOTE 7:  STOCK-BASED COMPENSATION AND OTHER EXPENSE

As discussed in Note 1, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS No. 123. The related expense (principally professional fees) approximated $ 21,000 in 1998 and none in 1997.

Incentive stock options granted to employees are accounted for using the intrinsic value method of APB No. 25. The estimated compensation expense approximated $13,000 in 1998 and none in 1997. If the fair value method of accounting had been applied to such options, the reported 1998 net loss would have increased by approximately $ 60,000 (less than $.003 per share).

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 14

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 8: NOTE PAYABLE

The Company is indebted to Culley Davis, who financed the purchase of a 1999 Ford truck used by the Company for product demonstrations at remote locations. The note (original amount: $37,978) is payable in monthly installments of $770 including principal and interest, is secured by the truck, and bears interest at a fixed rate of 7.9%.

The principal of this note matures as follows:


        YEAR ENDING
         DECEMBER 31                                           AMOUNT
        -------------                                       -------------
           1999                                             $       6,599
           2000                                                     7,140
           2001                                                     7,725
           2002                                                     8,358
           2003                                                     6,831
                                                            -------------
                                                            $      36,653
                                                            -------------
                                                            -------------


NOTE 9:  ECONOMIC DEPENDENCY AND POLITICAL RISK OF FOREIGN VENDORS

The Company's production plans call for virtually all product assembly (about 40,000 units/month - unaudited) and cutting blade manufacturing to take place in China in the near term. The product assembly has been contracted to one company
- MVP Enterprises. Two other Chinese companies have been engaged to manufacture a total of about 70,000 blades/month (unaudited). In addition to the political risk in China, there is also an element of economic dependency inherent in these relationships.

In the future, the Company may contract with other offshore entities for blade manufacturing and product assembly. There could be political risk associated with dependence on vendors in those foreign countries.

The Company intends that all design/engineering of tools and dies, research and development activities, and domestic product assembly (about 2,000 units/month - unaudited) will be accomplished by MTD. In this instance, there is economic dependence on Don Sullivan's personal expertise and his continuing availability to the Company.


NOTE 10:  INCOME TAXES

As a result of the Reorganization, Cherokee's tax net operating loss (NOL) carryforward was eliminated by operation of tax law.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 15

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 10:  INCOME TAXES (CONTINUED)

For the period from inception to December 31, 1998, the Company is considered a start-up entity for federal and state income tax purposes. All expenses are capitalized for tax purposes and expensed for financial reporting purposes; this difference is the only significant temporary difference as of December 31, 1998 and 1997. As a result, the Company's tax NOL carryforward is zero at December 31, 1998 and 1997.

The Company's accounting NOL carryforward approximates $4,580,000 at December 31, 1998. The related deferred tax asset approximated $1,450,000 and $160,000 at December 31, 1998 and 1997, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.


A summary of the activity in the valuation allowance for the deferred tax asset during the two years ended December 31, 1998 is presented below:



                                                                  AMOUNT
                                                              --------------

    Balance at January 1, 1997                                $     100,640

    Adjustment for 1997 deferred tax asset                          158,502
                                                              -------------

    Balance at December 31, 1997                                    259,142

    1998 adjustments:
      Deferred tax asset                                          1,448,843
                                                              -------------
    Balance at December 31, 1998                              $   1,707,985
                                                              -------------
                                                              -------------

In 1998, an additional income tax benefit (and an equal amount of valuation allowance) of approximately $88,000 has been allocated to items credited directly to stockholders' equity. Approximately $235,000 relating to stock option accounting (see Note 6) was credited to additional paid-in capital.

----------------------------------------------------------------------------
----------------------------------------------------------------------------
PAGE 16

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 11:  COMMITMENTS AND CONTINGENT LIABILITIES

A.       LEASE COMMITMENT

The Company conducts its domestic operations from a facility leased for a five-year period ending October 31, 2003 with an option to renew until approximately September 2005. Annual rent is $81,000 for the twelve-month period ending October 15, 1999; such rent increases 3% per annum thereafter. The Company is also responsible for insurance, utilities, property taxes and common area maintenance costs, which will total approximately $16,000 for the year ended December 31, 1999. Such costs are subject to increase thereafter based on the lessor's actual expenses.

The following is a schedule of the approximate future minimum rental payments (including related costs, based on 1999 amounts) required by the above operating lease:


         YEAR ENDING
          DECEMBER 31                                             AMOUNT
         ------------                                        ----------------
            1999                                             $      97,500
            2000                                                   100,000
            2001                                                   102,500
            2002                                                   105,000
            2003                                                    89,500
            Thereafter                                                   -
                                                             -------------
                                                             $     494,500
                                                             -------------
                                                             -------------


B.       COMMITMENTS TO ISSUE COMMON STOCK AND OTHER MATTERS

On January 12, 1999, the Company executed a contract to (a) memorialize the ongoing manufacturing and consulting arrangement with MTD and Don Sullivan
(DS) and (b) purchase at least 19,000 finished product units from MTD in calendar 1999 at a fixed price. One provision of such contract requires the Company to enter into an agreement whereby 50,000 shares of its common stock will be issued to DS, contingent upon (1) his continued employment by MTD and
(2) MTD maintaining its existing business relationship with the Company.

Although a definitive agreement regarding the stock issuance had not been consummated as of February 19, 1999, the Company and DS have agreed in principle that, if the above-noted conditions are not satisfied, the rights to such common stock will be forfeited as follows:


           FORFEITURE                                            NUMBER OF
              DATE                                                SHARES
          -----------                                            ---------
          12/31/1999                                               30,000
          12/31/2000                                               20,000
          12/31/2001                                               10,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 11:  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

On December 4, 1998, the Company and PACE entered into a master agreement which includes the following provisions:

- The Company granted the rights to manufacture and market the Product in Asia to PACE. Such rights become exclusive if certain sales quotas are met.

- The Company will receive a royalty of $50/unit, up to a maximum of $5 million. Such maximum shall be reduced to the extent PACE establishes a credit facility for the manufacture/purchase of units in the defined territory.

- Hideyuki Nakamura, PACE's sole owner, agreed to provide $200,000 of working capital to PACE for operating expenses.

- Hideyuki Nakamura agreed to assign 50% of the issued and outstanding capital stock of PACE to the Company, which in turn agreed to issue 100,000 post-merger shares of the Company's common stock to Hideyuki Nakamura.

- The Company's executive management personnel will hold key officer positions with PACE.

PACE and the Company have also agreed to enter into one or more definitive agreements to accomplish certain of the above matters. As of February 19, 1999, such agreements had not been executed. At December 31, 1998, the Company did not have an investment in PACE and, accordingly, the accompanying statements of operations do not include any equity in PACE's earnings or loss.


NOTE 12:  GOING CONCERN/LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company is a development stage enterprise developing the HYDRO-MAID water-powered garbage disposal. Introductory sales have been nominal and management projects that the Company will require significant additional capital in order to lower manufacturing costs, reduce the selling price to competitive levels, and provide marketing and distribution. Although the Company issued common stock for $1.2 million in cash during January, 1999, management projects that significant additional capital will be needed. Accordingly, there is uncertainty about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
PAGE 18

--------------------------------------------------------------------------------

                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 13:  ADVANCES FROM RELATED PARTY

In 1998, Culley W. Davis made unsecured advances to the Company totaling $1,478,467, which included $1,427,000 of proceeds from sales of his Company stock to investors at $8 per share. The stock sold by Culley W. Davis was personally owned by him or PEI and the proceeds were advanced to the Company according to an agreement between the parties. During December 1998, the Company issued 178,375 shares of common stock to Culley W. Davis valued at $8 per share as reimbursement stock for his personal shares sold. The stock sale proceeds received by the Company have been reported as an original stock issuance in the accompanying financial statements.

The remaining balance of $51,467 represents advances to the Company by Culley W. Davis and PEI. These advances are non-interest bearing and have been reported as a current liability in the accompanying balance sheet.


NOTE 14: DISBURSEMENTS BY RELATED PARTY

Prior to 1998, the Company had insignificant cash transactions. PEI disbursed substantially all cash for the Company's activities involving operations, investment and financing, including $548,251 for the year ended December 31, 1997. Such disbursements are included in additional paid-in capital in the accompanying financial statements. For the year ended December 31, 1998, such disbursements by PEI were not signigicant.

NOTE 15: YEAR 2000 (UNAUDITED)

Many computerized systems use only two digits to record the year in date fields and such systems may not be able to accurately process dates ending in the year 2000 and thereafter. The effects of this problem will vary from system to system and may adversely affect a company's operations as well as its ability to prepare financial statements. Management has adopted a plan to review its internal computer systems to determine the effects, if any, of the year 2000 problem. The effect of external year 2000 problems, if any, cannot be determined.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
PAGE 19

--------------------------------------------------------------------------------


                          HYDROMAID INTERNATIONAL, INC.
                    (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 16:  LOSS PER SHARE


Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding set forth below have been retroactively adjusted as if the Reorganization had occurred on June 24,1992. The following reconciles amounts reported in the accompanying financial statements.




                                            YEAR ENDED DECEMBER 31, 1998                   YEAR ENDED DECEMBER 31, 1997
                                            -----------------------------                  -----------------------------

                                        LOSS           SHARES       PER-SHARE           LOSS          SHARES        PER-SHARE
                                     (NUMERATOR)    (DENOMINATOR)    AMOUNT          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                     -----------    -------------    ------          -----------   -------------     ------

Net loss per financial statements    $(3,904,741)    20,036,000                      $(424,939)      20,000,000

Contingently issuable shares                  --          8,333                             --               --
                                     -----------    -------------                    -----------   -------------
Loss attributable to
  common stockholders-
  basic loss per share               $(3,904,741)    20,044,333      $(.19)          $(424,939)      20,000,000      $(.02)
                                     -----------    -------------    ------          -----------   -------------     ------
                                     -----------    -------------    ------          -----------   -------------     ------




                                        JUNE 24, 1992 (INCEPTION)
                                        THROUGH DECEMBER 31, 1998
                                        -------------------------

                                        LOSS            SHARES          PER SHARE
                                      (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                      -----------     -------------       ------

Net loss per financial statements     $(4,598,529)     20,667,404

Contingently issuable shares                   --           8,333
                                      -----------      ----------
Loss attributable to
  common stockholders-
  basic loss per share                $(4,598,529)     20,675,737        $(.22)
                                      -----------      ----------        ------
                                      -----------      ----------        ------



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PAGE 20