Form 10-Q
period 1999-03-31
HYDROMAID INTERNATIONAL INC
filed 1999-05-17
CIK 1054524

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 02-23729
                                            ----------

                      HYDROMAID INTERNATIONAL, INC.
                      ------------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                  87-0575933
         ------                                  ----------
(State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            12222 South 1000 East, Suite 1
                              Draper, Utah  84020
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 553-8790

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X     No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          March 31, 1999:  Common Stock -- 24,400,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                        HYDROMAID INTERNATIONAL, INC.

                              TABLE OF CONTENTS

                                                                Page
                                                                ----

PART I.   FINANCIAL INFORMATION                                   1
Item 1. Financial Statements:

Balance Sheets as of March 31, 1999 and                           2
December 31, 1998

Statements of Operations for the Three Months ended               3
March 31, 1999 and March 31, 1998 and from Inception

Statements of Cash Flows for the Three Months ended               4
March 31, 1999 and March 31, 1998 and from Inception

Notes to Financial Statements for the Three Months ended          5
March 31, 1999 and March 31, 1998 and from Inception

Item 2. Management's Discussion and                               7
Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                       9
Item 1. Legal Proceedings

Item 2. Changes in Securities                                     9

Item 3. Defaults Upon Senior Securities                           9

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 5. Other Information                                         9

Item 6. Exhibits and Reports on Form 8-K                         10

SIGNATURES


                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

                          HYDROMAID INTERNATIONAL, INC
                          (A Development Stage Company)

                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                    UNAUDITED

                                                                                        MARCH 31, 1999       DECEMBER 31, 1998

                                     ASSETS

CURRENT ASSETS
       Cash                                                                              $     135,732         $      20,342
       Accounts receivable                                                                       9,950                 5,130
       Inventory, net of valuation allowance of $234,000                                       411,206               479,580
       Prepaid expenses                                                                         15,577                25,210
                                                                                         -----------------------------------
             TOTAL CURRENT ASSETS                                                              572,465               530,262

Property and equipment, net                                                                    577,170               500,259
Patents, net of accumulated amortization of $127,695                                           150,819               143,874
Deposit on tooling                                                                              80,000                80,000
Deferred tax asset, net of valuation allowance                                                       -                     -
                                                                                         -----------------------------------

                          TOTAL ASSETS                                                   $   1,380,454         $   1,254,395
                                                                                         -----------------------------------
                                                                                         -----------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                             $     119,538         $     390,049
       Notes payable, current portion                                                            6,599                 6,599
       Advances from related parties                                                           (24,834)               51,467
                                                                                         -----------------------------------
             TOTAL CURRENT LIABILITIES                                                         101,303               448,115

Notes payable                                                                                   28,863                29,964
                                                                                         -----------------------------------

             TOTAL LIABILITIES                                                                 130,166               478,079
                                                                                         -----------------------------------

STOCKHOLDERS' EQUITY
       Common stock, par value $.001 per share, 30,000,000 shares authorized,
         24,400,000 (3/31/99) / 24,000,000 (12/31/98) shares issued and outstanding             24,400                24,000
       Additional paid-in capital                                                            7,389,541             6,072,566
       Accumulated deficit, including $5,365,208 (3/31/99) / $4,598,529 (12/31/98)
         during the development stage                                                       (5,885,092)           (5,118,413)
       Deferred compensation -- stock options                                                 (278,561)             (201,837)
                                                                                         -----------------------------------

             TOTAL STOCKHOLDERS' EQUITY                                                      1,250,288               776,316
                                                                                         -----------------------------------

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   1,380,454         $   1,254,395
                                                                                         -----------------------------------
                                                                                         -----------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HYDROMAID INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998 AND
         FOR THE PERIOD JUNE 24, 1992 (INCEPTION) THROUGH MARCH 31, 1999

                                    UNAUDITED


                                                                                               JUNE 24, 1992
                                         THREE MONTHS ENDED        THREE MONTHS ENDED       (INCEPTION) THROUGH
                                           MARCH 31, 1999            MARCH 31, 1998           MARCH 31, 1999
                                         --------------------     --------------------     ---------------------
Sales                                          $      31,108                        -               $     85,936


Cost of sales                                         20,278                        -                     73,323
                                         --------------------     --------------------     ---------------------

Gross profit                                          10,830                        -                     12,613

Operating expenses                                   666,907                  258,030                  4,531,272

Research and development                             110,601                  293,665                    846,548
                                         --------------------     --------------------     ---------------------

Loss before income tax benefit                      (766,678)                (551,695)                (5,365,207)


Income tax benefit
   Current                                                -                        -                         -
   Deferred                                          284,000                  205,000                  1,994,000

   Less valuation allowance                         (284,000)                (205,000)                (1,994,000)
                                         --------------------     --------------------     ---------------------


Net (loss)                                     $    (766,678)          $     (551,695)              $ (5,365,207)
                                         --------------------     --------------------     ---------------------
                                         --------------------     --------------------     ---------------------

Basic and diluted loss per share               $       (0.03)          $        (0.03)              $      (0.24)
                                         --------------------     --------------------     ---------------------
                                         --------------------     --------------------     ---------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HYDROMAID INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
          FOR THE QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998 AND
         FOR THE PERIOD JUNE 24, 1992 (INCEPTION) THROUGH MARCH 31, 1999

                                    UNAUDITED

                                                                                                                    JUNE 24, 1992
                                                              THREE MONTHS ENDED        THREE MONTHS ENDED       (INCEPTION) THROUGH
                                                                MARCH 31, 1999            MARCH 31, 1998           MARCH 31, 1999
                                                             --------------------     --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss)                                                        $ (766,678)             $ (551,695)        $ (5,365,207)

    Adjustment to reconcile net (loss) to net cash used
      by operating activities:
            Depreciation and amortization                                 34,793                   7,453              211,901
            Stock options                                                 40,650                       -               73,838
            Expenses paid by related parties                                   -                 439,527              605,802
            Changes in current assets and liabilities:
              Accounts receivable                                         (4,819)                      -               (9,949)
              Prepaid expenses                                             9,633                       -              (15,577)
              Inventory                                                   68,375                     (91)            (411,206)
              Accounts payable and accrued expenses                     (270,511)                111,674              119,537
                                                             --------------------     -------------------     ----------------

            NET CASH (USED) BY OPERATING ACTIVITIES                     (888,557)                  6,868           (4,790,861)
                                                             --------------------     -------------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment                               (107,389)                 (8,392)            (508,129)
    Acquisition of patents                                               (11,261)                      -              (67,729)
    Deposit on tooling                                                         -                       -              (80,000)
                                                             --------------------     -------------------     ----------------

            NET CASH (USED) BY INVESTING ACTIVITIES                     (118,650)                 (8,392)            (655,858)
                                                             --------------------     -------------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Principal payments on note payable                                    (1,101)                      -               (2,516)
    Repayments to related party                                          (76,302)                      -              (24,835)
    Proceeds from issuance of common stock                             1,200,000                       -            3,840,000
    Proceeds from contribution of paid-in capital                              -                       -            1,769,802
                                                             --------------------     -------------------     ----------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,122,597                       -            5,582,451
                                                             --------------------     -------------------     ----------------


NET INCREASE (DECREASE) IN CASH                                          115,390                  (1,524)             135,732

CASH AT BEGINNING OF PERIOD                                               20,342                   1,524                    -
                                                             --------------------     -------------------     ----------------

CASH AT END OF PERIOD                                                 $  135,732              $        -         $    135,732
                                                             --------------------     -------------------     ----------------
                                                             --------------------     -------------------     ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Non-cash transactions:
       Acquisition of property, equipment and patents                 $        -              $        -         $    259,006
                                                             --------------------     -------------------     ----------------
                                                             --------------------     -------------------     ----------------
       Issuance of common stock for patents and services              $        -              $        -         $    360,446
                                                             --------------------     -------------------     ----------------
                                                             --------------------     -------------------     ----------------
       Disbursements by related party                                 $        -              $        -         $    731,758
                                                             --------------------     -------------------     ----------------
                                                             --------------------     -------------------     ----------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HYDROMAID INTERNATIONAL, INC.
Notes to the Financial Statements
For the Three Months Ended March 31, 1999, March 31, 1998, and for the Period June 24, 1992 (inception) through March 31, 1998.

1.  BASIS OF PRESENTATION

    In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations.

    Because the Company completed a plan of reorganization during December 1998 and the company acquired through the reorganization was exclusively involved in research and development during the first quarter of 1998, the value of comparing the quarterly results is minimal in the opinion of management.

    Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.  FINANCING

    In December 1998, the Company acquired all of the shares of Environmental Systems and Solutions, Inc. ("ESSI") in a stock-for-stock transaction. The Reorganization provided the Company with ongoing operations and working capital.

    ESSI had operated from inception with approximately $6,000,000 in invested capital. The Company from its incorporation in 1919 through the Reorganization raised $527,632 in investment proceeds to fund operations. ESSI from its inception in 1992 through the Reorganization raised $5,568,934 to fund the acquisition of the HydroMaid patents, perform research and development, and conduct business operations.

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

During January 1999, the Company raised $1,200,000 through the sale of 400,000 shares of common stock to a private investor.

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

3.  RELATED PARTY TRANSACTIONS

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

    The Company is indebted to Culley W. Davis, who financed the purchase of a 1999 Ford truck used by the Company for product demonstrations at remote locations. The note is payable in monthly installments of $770 including principal and interest, is secured by the truck, and bears interest at a fixed rate of 7.9%.

4.  DESCRIPTION OF SECURITIES

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

    There are outstanding options to purchase a total of 700,000 shares of Common Stock at the price of $.25 per share. The options are subject the Company's 1997 Stock Option and Incentive Plan and vest in one third increments on January 1, 2000, 2001, and 2002. There is also an Agreement to award 50,000 shares over a three year period to a manufacturing consultant.

    There is no provision in the Company's Articles of Incorporation, as amended, or Bylaws, as amended, that would delay, defer, or prevent a change in control of the Company.

5.  YEAR 2000 MATTERS

    The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to process transactions, send invoices, or engage in similar essential business activities.

    The Company has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and test Company systems for the year 2000. The modifications process of all significant applications is substantially complete, and the Company intends to complete modifications this summer and continue to conduct testing through the end of 1999.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION.

    The Company has not generated any significatant revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to actively manufacture, market and distribute the HydroMaid-TM-.

    PRINCIPAL PRODUCT. The Company is engaged in the development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid-TM-. The HydroMaid is the world's first and only, totally water-powered garbage disposal.

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

    The Company intends to focus this year on three distribution methods.

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

LIQUIDITY

    During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties. The Company believes it will need to raise between $4 to $5 million to cover its working capital needs through the end of the year.

RESEARCH AND DEVELOPMENT.

    The Company has substantially completed research and development and does not anticipate spending any material amounts on research and development through 1999.

EMPLOYEES.

    The Company has also previously hired the personnel it believes is necessary to move from being a research and development company into a marketing and distribution company. Accordingly, the Company does not anticipate any material changes in the number of its employees through 1999.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

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

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

          (b)  Reports on Form 8-K.

    Changes in Control of Registrant filed on October 16, 1998 inclusive of Amendments A1-A5.

    Change of Auditors filed on February 1, 1999.

    * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HYDROMAID INTERNATIONAL, INC.


Date: 5/17/99                          By: /s/ Culley W. Davis
                                          ---------------------------
                                          President and Director



Date: 5/17/99                          By: /s/ John W. Nagel
                                          ---------------------------
                                          Chief Financial Officer and
                                            Director