Form 10QSB
period 1999-06-30
HYDROMAID INTERNATIONAL INC
filed 1999-08-23
CIK 1054524

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                          Commission File No. 02-23729
                                              --------

                          HYDROMAID INTERNATIONAL, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                  87-0575839
            ------                                  ----------
(State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         12222 South 1000 East, Suite 1
                               Draper, Utah 84020
                         ------------------------------
                    (Address of Principal Executive Offices)

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

                 June 30, 1999: Common Stock - 24,500,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                          HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------

                                                                                            Page
PART I.     FINANCIAL INFORMATION                                                             4
Item 1. Financial Statements:                                                                 4

Balance Sheets as of June 30, 1999 and                                                        5
December 31, 1998

Statements of Operations for the Three Months ended                                           6
June 30, 1999 and June 30, 1998, and the Six Months ended
June 30, 1999 and June 30, 1998, and from Inception through
June 30, 1999

Statements of Cash Flows for the Three Months ended                                           7
June 30, 1999 and June 30, 1998, and the Six Months ended
June 30, 1999 and June 30, 1998, and from Inception through
June 30, 1999

Notes to Financial Statements for the Three Months ended                                      8
June 30, 1999 and June 30, 1998, and the Six Months ended
June 30, 1999 and June 30, 1998, and from Inception through
June 30, 1999

Item 2. Management's Discussion and                                                           11
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                                  12
Item 1.  Legal Proceedings                                                                    12

Item 2.  Changes in Securities                                                                12

Item 3.  Defaults Upon Senior Securities                                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                                  13

Item 5.  Other Information                                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                                     13

SIGNATURES                                                                                    13
-----------------------------------------------------------------------------------------------------

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

                         HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                                                  JUNE 30, 1999   DECEMBER 31, 1998
                                                                                                    UNAUDITED         AUDITED
                                      ASSETS                                                      -------------   -----------------
CURRENT ASSETS
     CASH                                                                                          $    41,831       $    20,342
     ACCOUNTS RECEIVABLE                                                                                15,622             5,130
     INVENTORY, NET OF VALUATION ALLOWANCE OF $234,000                                                 403,630           479,580
     PREPAID EXPENSES                                                                                    9,521            25,210
                                                                                                   -----------       -----------

         TOTAL CURRENT ASSETS                                                                          470,604           530,262

PROPERTY AND EQUIPMENT, NET                                                                            591,238           500,259
PATENTS, NET OF ACCUMULATED AMORTIZATION OF:                                                           150,167           143,874
     06/30/1999    $   132,011
     12/31/1998    $   123,379
DEPOSITS ON TOOLING AND PRODUCTION                                                                     330,000            80,000
DEFERRED TAX ASSET,  NET OF VALUATION ALLOWANCE                                                            --                --
                                                                                                   -----------       -----------

             TOTAL ASSETS                                                                          $ 1,542,009       $ 1,254,395
                                                                                                   -----------       -----------
                                                                                                   -----------       -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         $   116,487       $   390,049
     NOTES PAYABLE, CURRENT PORTION                                                                    306,599             6,599
     ADVANCES FROM RELATED PARTIES                                                                     223,634            51,467
                                                                                                   -----------       -----------

         TOTAL CURRENT LIABILITIES                                                                     646,720           448,115

NOTES PAYABLE                                                                                           27,293            29,964
                                                                                                   -----------       -----------

         TOTAL LIABILITIES                                                                             674,013           478,079
                                                                                                   -----------       -----------


STOCKHOLDERS' EQUITY
     COMMON STOCK, par value $.001/ share, 30,000,000 shares authorized                                 24,500            24,000
         06/30/99:  24,500,000 issued and outstanding
         12/31/98:  24,000,000 issued and outstanding
     ADDITIONAL PAID-IN CAPITAL                                                                      7,784,441         6,072,566
     ACCUMULATED DEFICIT, INCLUDING $6,156,950 (6/30/99) /
         $4,598,529 (12/31/98) DURING THE DEVELOPMENT STAGE                                         (6,676,833)       (5,118,413)
     DEFERRED COMPENSATION - STOCK OPTIONS                                                            (264,112)         (201,837)
                                                                                                   -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                                                                    867,996           776,316
                                                                                                   -----------       -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 1,542,009       $ 1,254,395
                                                                                                   -----------       -----------
                                                                                                   -----------       -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

        FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND
           JUNE 30, 1998 AND FOR THE PERIOD JUNE 24, 1992 (INCEPTION)
                              THROUGH JUNE 30, 1999

                                    UNAUDITED

                                         THREE MONTHS     THREE MONTHS        SIX MONTHS       SIX MONTHS       JUNE 24, 1992
                                        ENDED JUNE 30,   ENDED JUNE 30,     ENDED JUNE 30,   ENDED JUNE 30,  (INCEPTION) THROUGH
                                            1999             1998               1999             1998           JUNE 30, 1999
                                        -------------    -------------      -------------    -------------   -------------------

SALES                                  $    35,900       $      (120)      $    67,008       $      (120)      $   121,836
COST OF SALES                               33,250               109            53,528               109           106,572
                                       -----------       -----------       -----------       -----------       -----------

      GROSS PROFIT                           2,650              (229)           13,480              (229)           15,264
OPERATING EXPENSES                         771,903           400,220         1,438,810           658,250         5,303,176
RESEARCH AND DEVELOPMENT                    22,490          (128,856)          133,091           164,809           869,038
                                       -----------       -----------       -----------       -----------       -----------
      LOSS BEFORE INCOME TAX BENEFIT      (791,743)         (271,593)       (1,558,421)         (823,288)       (6,156,950)
INCOME TAX BENEFIT
      CURRENT                                 --                --                --                --                --
      DEFERRED                             293,000           100,000           577,000           305,000         2,287,000
      LESS VALUATION ALLOWANCE            (293,000)         (100,000)         (577,000)         (305,000)       (2,287,000)
                                       -----------       -----------       -----------       -----------       -----------
NET (LOSS)                             $  (791,743)      $  (271,593)      $(1,558,421)      $  (823,288)      $(6,156,950)
                                       ===========       ===========       ===========       ===========       ===========
BASIC AND DILUTED LOSS PER SHARE       $     (0.03)      $     (0.01)      $     (0.06)      $     (0.04)      $     (0.27)
                                       ===========       ===========       ===========       ===========       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.
                   (FORMERLY CHEROKEE MINERALS AND OIL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

        FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND
           JUNE 30, 1998 AND FOR THE PERIOD JUNE 24, 1992 (INCEPTION)
                              THROUGH JUNE 30, 1999

                                    UNAUDITED

                                                                  THREE MONTHS        THREE MONTHS
                                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                                       1999               1998
                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                               $      (791,743)   $      (271,593)
      Adjustments to reconcile net (loss) to net cash used
           by operating activities:
                Depreciation and amortization                           37,137             15,424
                Stock options                                           14,449            (44,917)
                Expenses paid by related parties                          --                 --
                Changes in current assets and liabilities:
                     Accounts receivable                                (5,672)              --
                     Prepaid expenses                                    6,056               --
                     Inventory                                           7,576           (269,921)
                     Accounts payable and accrued expenses              (3,049)             4,114
                                                               ---------------    ---------------
           NET CASH (USED) BY OPERATING ACTIVITIES                    (735,245)          (566,893)
                                                               ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                            (46,889)          (119,658)
      Acquisition of patents                                            (3,664)            (5,000)
      Deposits on tooling and production                              (250,000)              --
                                                               ---------------    ---------------

           NET CASH (USED) BY INVESTING ACTIVITIES                    (300,554)          (124,658)
                                                               ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

      Principal payments on note payable                                (1,570)            68,000
      Advances from related party                                      248,469            625,721
      Advances against Note Payable                                    300,000               --
      Proceeds from issuance of common stock                           395,000             48,125
      Proceeds from contribution of paid-in capital                       --                 --
                                                               ---------------    ---------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                   941,898            741,846
                                                               ---------------    ---------------



NET INCREASE (DECREASE) IN CASH                                        (93,901)            50,296

CASH AT BEGINNING OF PERIOD                                            135,732               --
                                                               ---------------    ---------------

CASH AT END OF PERIOD                                          $        41,831    $        50,296
                                                               ---------------    ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Non-cash transactions:
           Acquisition of property, equipment and patents      $          --      $          --
                                                               ===============    ===============
           Issuance of common stock for patents and services   $          --      $          --
                                                               ===============    ===============
           Disbursements by related party                      $          --      $          --
                                                               ===============    ===============



                                                                   SIX MONTHS           SIX MONTHS       JUNE 24, 1992
                                                                 ENDED JUNE 30,       ENDED JUNE 30,  (INCEPTION) THROUGH
                                                                     1999                 1998           JUNE 30, 1999
                                                                 -------------        -------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                               $    (1,558,421)   $      (823,288)   $    (6,156,950)
      Adjustments to reconcile net (loss) to net cash used
           by operating activities:
                Depreciation and amortization                           71,930             22,877            249,038
                Stock options                                           55,100            (44,917)            88,287
                Expenses paid by related parties                          --              439,527            605,802
                Changes in current assets and liabilities:
                     Accounts receivable                               (10,491)              --              (15,621)
                     Prepaid expenses                                   15,689               --               (9,521)
                     Inventory                                          75,951           (270,012)          (403,630)
                     Accounts payable and accrued expenses            (273,560)           115,788            116,488
                                                               ---------------    ---------------     --------------
           NET CASH (USED) BY OPERATING ACTIVITIES                  (1,623,802)          (560,025)        (5,526,107)
                                                               ---------------    ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                           (154,279)          (128,049)          (555,018)
      Acquisition of patents                                           (14,925)            (5,000)           (71,393)
      Deposits on tooling and production                              (250,000)              --             (330,000)
                                                               ---------------    ---------------     --------------

           NET CASH (USED) BY INVESTING ACTIVITIES                    (419,204)          (133,049)          (956,412)
                                                               ---------------    ---------------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES

      Principal payments on note payable                                (2,671)            68,000             (4,086)
      Advances from related party                                      172,167            625,721            223,634
      Advances against Note Payable                                    300,000               --              300,000
      Proceeds from issuance of common stock                         1,595,000             48,125          4,235,000
      Proceeds from contribution of paid-in capital                       --                 --            1,769,802
                                                               ---------------    ---------------     --------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,064,495            741,846          6,524,349
                                                               ---------------    ---------------     --------------



NET INCREASE (DECREASE) IN CASH                                         21,489             48,772             41,831

CASH AT BEGINNING OF PERIOD                                             20,342              1,524               --
                                                               ---------------    ---------------     --------------

CASH AT END OF PERIOD                                          $        41,831    $        50,296    $        41,831
                                                               ---------------    ---------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Non-cash transactions:
           Acquisition of property, equipment and patents      $          --      $          --      $       259,006
                                                               ===============    ===============    ===============
           Issuance of common stock for patents and services   $          --      $          --      $       360,446
                                                               ===============    ===============    ===============
           Disbursements by related party                      $          --      $          --      $       731,758
                                                               ===============    ===============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HYDROMAID INTERNATIONAL, INC.
Notes to the Financial Statements
For the Three Months Ended June 30, 1999 and June 30, 1998, and for the Six Months Ended June 30, 1999 and June 30, 1998, and for the Period June 24, 1992 (inception) through June 30, 1999.

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

         Because the Company completed a plan of reorganization during December 1998 and the company acquired through the reorganization was exclusively involved in research and development during the two quarters of 1998, the value of comparing the quarterly results is minimal in the opinion of management.

         Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.       FINANCING

         In December 1998, the Company acquired all of the shares of Environmental Systems and Solutions, Inc. ("ESSI") in a stock-for-stock reorganization (the "Reorganization"). The Reorganization provided the Company with ongoing operations and working capital.

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

         Beginning in June 1999, the Company began raising additional capital through the private sale of shares of its common stock to accredited investors. The Company plans to raise up to $6.0 million through a private placement. The shares of common stock being offered through the private placement have not been registered under any federal or state securities laws; rather, the shares are being offered pursuant to available exemptions from registration. During June 1999, the Company sold 100,000 shares of its common stock being offered through the private offering to two existing investors for aggregate proceeds of $395,000. Subsequent to the end of the second quarter, the Company sold an additional 50,000 shares through the private offering. During August 1999, the Company offered the investors in the private offering a right of rescission, to permit the Company to make the timely exemption filings with the Securities and Exchange Commission.

         During 1998, the Company, through ESSI before the Reorganization, raised approximately $4,408,000 through private offerings of its stock. The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise capital through a combination of the private placement of its securities, establishing operating lines of credit, and through the sale of product.

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

3.       RELATED PARTY TRANSACTIONS

         In 1998, Culley W. Davis made unsecured advances to the Company totaling $1,478,467, which included $1,427,000 of proceeds from sales of his ESSI stock to investors at $8.00 per share. The stock sold by Mr. Davis was personally owned by him or Pinnacle Enterprises, Inc., a corporation that he owns, and the proceeds were advanced to the Company according to an agreement between the parties. During December 1998, the Company issued 178,375 shares of Common Stock to Culley W. Davis valued at $8.00 per share as reimbursement stock for his personal shares sold. The stock sale proceeds received by the Company have been reported as an original stock issuance in the accompanying financial statements. The remaining balance as of December 31, 1998 of $51,467 owed to Mr. Davis is reported as a current liability of the Company. This cash advance is non-interest bearing.

         Subsequent to the end of 1998, there have been further working capital advances from Mr. Davis, such that the June 30, 1999 balance in this liability is $523,634. This may be settled with a cash payment to Mr. Davis out of private placement proceeds or it may be settled by an issuance of common stock shares at the same price that is realized in the private placement.

         The Company is indebted to Culley W. Davis, who financed the purchase of a 1999 Ford truck used by the Company for product demonstrations at remote locations. The note is payable in monthly installments of $770, including principal and interest, is secured by the truck, and bears interest at a fixed rate of 7.9%.

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

         There are outstanding options to purchase a total of 700,000 shares of Common Stock at the price of $.25 per share. The options are subject to the Company's 1997 Stock Option and Incentive Plan and vest in one third increments on January 1, 2000, 2001, and 2002. There is also an Agreement to award 50,000 shares over a three year period to a manufacturing consultant.

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

         The Company has no custom developed computer systems subject to these potential problems. It has communicated with third party vendors of packaged software and hardware to determine their compliance with the Year 2000 issue and has been advised that none of the systems in use is likely to experience Year 2000 problems. However, the Company cannot provide absolute assurance that the systems of third parties will be in full compliance by the turn of the century. The failure of third party vendors to complete compliance with the Year 2000 issue in an appropriate timeframe could have a material adverse effect on the Company's ability to perform essential business tasks, which could then have a material adverse effect on the Company's business.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION.

         The Company has not generated any significant revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to actively manufacture, market and distribute the HydroMaid-TM-.

         PRINCIPAL PRODUCT. The Company is engaged in the development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid-TM-. The HydroMaid is a water-powered garbage disposal.

         The HydroMaid uses household water pressure to push five stainless steel cutting blades. These blades oscillate and cut through waste, including foods that normally damage or create problems for traditional electric disposals such as chicken bones, potato peels, avocado pits, walnut shells, and fibrous foods like celery.

         The Company intends to focus on three distribution methods for the HydroMaid this year.

         RETAIL. The Company believes that retail customers will represent a measurable percentage of sales initially. Retail stores or outlets represent customers that buy at wholesale prices and sell at retail prices.
Large retail outlets are being targeted by the Company to carry the HydroMaid.

         PLUMBING WHOLESALE HOUSES. The Company anticipates that plumbing wholesale houses ("Wholesalers") will constitute a large part of the Company's total distribution. Wholesalers are being contacted directly by the Company to carry the HydroMaid. The Company is also signing up independent sales representatives to sell the HydroMaid. These representatives are contacting plumbing houses and independent stores the Company cannot reach directly.

         DIRECT. Direct response advertising and the internet represent the two main direct channels the Company has begun using. The Company has performed limited direct response marketing and plans to further test and refine its direct marketing approach. The Company also operates a Web site at www.hydromaid.com, providing detailed information on the internet to interested consumers and allowing them the opportunity to order directly from the Company.

LIQUIDITY.

         During the next 12 months, the Company will need significant working capital to fund its marketing efforts and to manufacture product. The Company intends to obtain working capital from the sale of product and through private investments made by third parties. During the second quarter and as of the date of this report, the Company has raised approximately $600,000 through its current private placement. The Company believes it will need to raise an additional $3.5 to $4.5 million to cover its working capital needs through the end of the year.

RESEARCH AND DEVELOPMENT.

         The Company is experiencing diminishing research and development efforts as it makes the transition from product development to marketing. It anticipates spending approximately $250,000 on research and development through 1999. The Company has engaged independent research entities to test the product to determine what, if any, improvements can be made to the HydroMaid and to provide the Company with research data for marketing purposes.

EMPLOYEES.

         The Company has previously hired the personnel it believes are necessary to complete its transition from being a research and development company to a marketing and distribution company. Accordingly, the Company does not anticipate any material changes in the number of its employees through 1999.


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              None; not applicable.

Item 2.       Changes in Securities and Use of Proceeds.

              During the second quarter of 1999, the Company's Board of Directors approved the sale of up to 1,200,000 shares of the Company's common stock to raise up to $4,800,000 through its 1999 Private Stock Offering ("Offering"). The Offering was originally set to open on June 1, 1999, and to expire on November 30, 1999, but was later changed to open as of August 10, 1999. The Company sold a total of 100,000 shares during June 1999, and later offered rescission to the initial investors as of August 18, 1999, to permit the Company to timely file its Form D with the Securities and Exchange Commission concerning the Offering.

              The shares of common stock offered through the private offering are not registered under the Securities Act of 1933 ("Act") based upon an exemption available under Section 4(2), including Rule 506 under Regulation D. The facts the Company is relying upon to make the exemption available include; the Company is raising only up to $4,800,000; the Company is placing the Offering itself; only accredited investors are permitted to invest in the Offering; the Company's current business and financial information is being made available to all investors; no form of general solicitation or general advertising is being used; and each investor is being asked to represent that he or she is purchasing the shares for himself or herself with no view to resell the shares, he or she is aware the securities have not been registered under the Act, and he or she is aware that a legend regarding the restriction on transfer of the shares appears on each certificate issued pursuant to the Offering.

              As of the date of this filing, the Company has sold 150,000 shares under the Offering for an aggregate purchase price of $580,000.00. All proceeds have gone to working capital to help fund the Company's marketing efforts and product production.

Item 3.       Defaults Upon Senior Securities.

              None; not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None; not applicable.

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

                                       HYDROMAID INTERNATIONAL, INC.



Date: 8/21/99                          By:/s/ CULLEY W. DAVIS
                                       --------------------------------------
                                       President and Director



Date: 8/21/99                          By:/s/ JOHN W. NAGEL
                                       --------------------------------------
                                       Chief Financial Officer and
                                         Director