Form 10QSB
period 1999-09-30
HYDROMAID INTERNATIONAL INC
filed 1999-11-15
CIK 1054524

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

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

              September 30, 1999: Common Stock - 23,990,559 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                          HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------

                                                                                              Page
PART I.    FINANCIAL INFORMATION                                                              3
Item 1. Financial Statements:                                                                 3

Balance Sheets as of September 30, 1999 and                                                   4
December 31, 1998

Statements of Operations for the Three Months and Nine Months ended September                 5
30, 1999 and September 30, 1998, and from Inception through September 30, 1999

Statements of Cash Flows for the Three Months and Nine Months ended September                 6
30, 1999 and September 30, 1998, and from Inception through September 30, 1999

Notes to Financial Statements for the Three Months and Nine Months ended                      7
September 30, 1999 and September 30, 1998, and from Inception through September
30, 1999

Item 2. Management's Discussion and                                                          10
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                                 13
Item 1.  Legal Proceedings                                                                   13

Item 2.  Changes in Securities                                                               13

Item 3.  Defaults Upon Senior Securities                                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                                 14

Item 5.  Other Information                                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                                    14

SIGNATURES                                                                                   14

--------------------------------------------------------------------------------------------------

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

                           HYDROMAID INTERNATIONAL, INC.
                    (Formerly Cherokee Minerals and Oil, Inc.)
                           (A Development Stage Company)
                                 BALANCE SHEETS

                     September 30, 1999 and December 31, 1998

                                                                           SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                               UNAUDITED            AUDITED
                                                                              -----------         -----------
   ASSETS

Current Assets
     Cash                                                                      $   44,384         $    20,342
     Accounts receivable                                                           61,961               5,130
     Inventory, net of valuation allowance of $234,000                            491,066             479,580
     Prepaid expenses                                                              45,228              25,210
                                                                              -----------         -----------

         Total Current Assets                                                     642,639             530,262

Property and equipment, net                                                       747,609             500,259
Patents, net of accumulated amortization of:                                      162,544             143,874
     09/30/1999      $  136,361
     12/31/1998      $  123,379
Deposits on tooling and production                                                236,000              80,000
Deferred tax asset, net of valuation allowance                                          -                   -
                                                                              -----------         -----------

             TOTAL ASSETS                                                      $1,788,792         $ 1,254,395
                                                                              ===========         ===========



                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                     $  389,988         $   390,049
     Notes payable, current portion                                                 6,944               6,599
     Advances from related parties                                                795,824              51,467
                                                                              -----------         -----------

         Total Current Liabilities                                              1,192,756             448,115

Notes Payable                                                                      25,259              29,964
                                                                              -----------         -----------

         Total Liabilities                                                      1,218,015             478,079
                                                                              -----------         -----------


Stockholders' Equity
     Common stock, par value $.001/ share, 30,000,000 shares authorized            24,572              24,000
         09/30/99:  24,572,000 issued and outstanding
         12/31/98:  24,000,000 issued and outstanding
     Additional paid-in capital                                                 8,094,619           6,072,566
     Accumulated deficit, including $6,800,616 (9/30/99) /
         $4,598,529 (12/31/98) during the development stage                    (7,320,501)         (5,118,413)
     Deferred compensation - stock options                                       (227,913)           (201,837)
                                                                              -----------         -----------

         Total stockholders' equity                                               570,777             776,316
                                                                              -----------         -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,788,792         $ 1,254,395
                                                                              ===========         ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           HYDROMAID INTERNATIONAL, INC.
                    (Formerly Cherokee Minerals and Oil, Inc.)
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS

         For the Three-month and Nine-month Periods Ended September 30,
          1999 and September 30, 1998 and For the Period June 24, 1992
                     (Inception) through September 30, 1999

                                    UNAUDITED

                                                                                                                 (Inception)
                                        Three Months      Three Months       Nine Months      Nine Months          through
                                       Ended September   Ended September  Ended September   Ended September    September 30,
                                           30, 1999          30, 1998         30, 1999         30, 1998             1999
                                         -----------       -----------      -----------       -----------       -----------


Sales                                    $    72,684       $    38,964       $  139,693       $    38,844       $   194,521

Cost of sales                                 39,658            15,623           93,186            15,732           146,230
                                         -----------       -----------      -----------       -----------       -----------

     Gross profit                             33,026            23,341           46,507            23,112            48,291


Operating expenses                           652,949           449,969        2,091,760         1,108,220         5,956,127

Research and development                      23,743            58,775          156,833           223,584           892,780
                                         -----------       -----------      -----------       -----------       -----------


     Loss before income tax benefit         (643,666)         (485,403)      (2,202,086)       (1,308,692)       (6,800,616)


Income tax benefit

     Current                                       -                 -                -                 -                 -
     Deferred                                238,000           180,000          815,000           485,000         2,525,000

     Less valuation allowance               (238,000)         (180,000)        (815,000)         (485,000)       (2,525,000)
                                         -----------       -----------      -----------       -----------       -----------


Net (loss)                               $  (643,666)      $  (485,403)     $(2,202,086)      $(1,308,692)      $(6,800,616)
                                         ===========       ===========      ===========       ===========       ===========


Basic and diluted loss per share         $     (0.03)      $     (0.02)     $     (0.09)      $     (0.06)      $     (0.30)
                                         ===========       ===========      ===========       ===========       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           HYDROMAID INTERNATIONAL, INC.
                    (Formerly Cherokee Minerals and Oil, Inc.)
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS

         For the Three-month and Nine-month Periods Ended September 30,
          1999 and September 30, 1998 and For the Period June 24, 1992
                     (Inception) through September 30, 1999

                                    UNAUDITED

                                               Three Months   Three Months      Nine Months     Nine Months      June 24, 1992
                                             Ended September Ended September  Ended September Ended September (Inception) through
                                                 30, 1999       30, 1998         30, 1999         30, 1998    September 30, 1999
                                               -----------   ---------------  --------------- --------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                   $  (643,666)    $ (485,403)      $(2,202,086)   $(1,308,692)      $(6,800,616)

  Adjustments to reconcile net (loss) to net cash used by operating activities:

         Depreciation and amortization              51,244         22,925           123,174         45,802           300,282
         Stock options                              36,199       (110,542)           91,299       (155,459)          124,486
         Expenses paid by related parties                -              -                 -        439,527           605,802
         Changes in current assets and
           liabilities:
             Accounts receivable                   (46,339)          (261)          (56,831)          (261)          (61,960)
             Prepaid expenses                      (35,707)       (13,275)           59,982        (13,275)          (45,228)
             Inventory                             (87,437)      (127,181)          (11,486)      (397,193)         (491,067)
             Accounts payable and accrued
               expenses                            273,501        142,653               (61)       258,442           389,988
                                               -----------    -----------       -----------    -----------       -----------

      Net cash (used) by operating
        activities                                (452,206)      (571,084)       (1,996,009)    (1,131,109)       (5,978,314)
                                               -----------    -----------       -----------    -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment           (203,265)       (75,797)         (357,544)      (203,846)         (758,283)
  Acquisition of patents                           (16,727)       (30,532)          (31,652)       (35,532)          (88,120)
  Deposits on tooling and production                94,000        (80,000)         (236,000)       (80,000)         (236,000)
                                               -----------    -----------       -----------    -----------       -----------

      Net cash (used) by investing
        activities                                (125,992)      (186,328)         (625,196)      (319,378)       (1,082,403)
                                               -----------    -----------       -----------    -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on note payable                (1,689)       202,725            (4,360)       270,725            (5,775)
  Advances from related party                      572,190        226,264           744,357        851,985           795,824
  Advances against Note Payable                   (300,000)             -                 -              -                 -
  Proceeds from issuance of common stock           310,250        286,500         1,905,250        334,625         4,545,250
  Proceeds from contribution of
    paid-in capital                                      -              -                 -              -         1,769,802
                                               -----------    -----------       -----------    -----------       -----------

      Net cash provided by financing
        activities                                 580,751        715,489         2,645,246      1,457,335         7,105,101
                                               -----------    -----------       -----------    -----------       -----------

NET INCREASE (DECREASE) IN CASH                      2,553        (41,924)           24,042          6,848            44,384

CASH AT BEGINNING OF PERIOD                         41,831         50,296            20,342          1,524                 -
                                               -----------    -----------       -----------    -----------       -----------


CASH AT END OF PERIOD                          $    44,384    $     8,372       $    44,384    $     8,372       $    44,384
                                               -----------    -----------       -----------    -----------       -----------



SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Non-cash transactions:
      Acquisition of property, equipment
        and patents                            $         -    $         -       $         -    $         -       $   259,006
                                               ===========    ===========       ===========    ===========       ===========
      Issuance of common stock for patents
        and services                           $         -    $         -       $         -    $         -       $   360,446
                                               ===========    ===========       ===========    ===========       ===========
      Disbursements by related party           $         -    $         -       $         -    $         -       $   731,758
                                               ===========    ===========       ===========    ===========       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HYDROMAID INTERNATIONAL, INC.

Notes to the Financial Statements
For the Three Months and Nine Months Ended September 30, 1999 and September 30, 1998, and for the Period June 24, 1992 (inception) through September 30, 1999.

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

         Beginning in June 1999, the Company began raising up to $4,800,000 through the private sale of up to 1,200,000 shares of its common stock to accredited investors. The shares of common stock being offered through the private placement have not been registered under any federal or state securities laws; rather, the shares are being offered pursuant to available exemptions from registration. Through September 1999, the Company had sold 222,000 shares of its common stock being offered through the private offering. Subsequent to the end of the third quarter, the Company sold an additional 850,000 shares through the private offering. Culley W. Davis, the Company's Chief Executive Officer, purchased 745,000 shares of the offering for $3,200,000. The proceeds from the private offering are being used to fund operations.

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

3.       RELATED PARTY TRANSACTIONS

Transactions During 1999.
------------------------

         On October 20, 1999, J. Steven Young was appointed as a Director of the Company. For his service as a Director for a two-year period, Mr. Young will receive a total of 300,000 shares of the Company's Common Stock, 200,000 shares for the first year of service and 100,000 shares for the second year of service. In consideration for the issuance of the shares, Mr. Young was agreed to make appearances at trade shows for the Company and attend key meetings in addition to attending to regular director duties.

         The Board of Directors is recommending the Stockholders ratify the 1999 Stock Option and Incentive Plan at the Annual Stockholder Meeting to be held November 20, 1999, which was adopted by the Board on September 20, 1999 (the "1999 Plan") which provides for 1,200,000 shares of the Company's Common Stock to be set aside for grant in accordance with the directions of the Compensation Committee as approved by the Board of Directors. The options to be granted pursuant to the 1999 Plan are intended primarily for grant to officers, directors, and key employees of and key service providers to the Company.

         If the 1999 Plan is ratified by the Stockholders at the Meeting, Ronald L. LaFord, Mark S. Brewer, John W. Nagel, Bruce H. Haglund, and Bradley E. Zarbock, directors of the Company, will each receive an option to purchase 50,000 shares of the Company's Common Stock at a price of $5.00 per share, the fair market value upon the date of grant. One quarter of the options granted to each named director shall become subject to exercise upon the successful completion of each calendar quarter of service as a director. If a named director is unable to complete his term as a director, he will forfeit any options not exercisable at the time of his resignation or dismissal as a director.

         Culley W. Davis will receive an option to purchase 300,000 shares of the Company's Common Stock at $5.00 per shares if the 1999 Plan is ratified for his services as an officer and director of the Company.

Transactions During 1998.
------------------------

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

         Subsequent to the end of 1998, there have been further working capital advances from Mr. Davis, such that the September 30, 1999 balance of this liability is $795,824. This may be settled with a cash payment to Mr. Davis out of private placement proceeds or it may be settled by an issuance of common stock shares at the same price that is realized in the private placement authorized by the Board of Directors in June 1999.

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

         Along with the adoption of the 1999 Plan, the Board of Directors adopted the grant of options to purchase a total of 750,000 shares of Common Stock, 450,000 at the price of $5.00, and 300,000 at $5.50 per share. The options vest in one third increments on January 1, 2000, 2001, and 2002. The 1999 Plan and grant of options under the 1999 Plan are subject to ratification by the Stockholders at the Annual Stockholders Meeting on November 20, 1999.

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

         The Company has no custom developed computer systems subject to these potential problems. It has communicated with third party vendors of packaged software and hardware to determine their compliance with the Year 2000 issue and has been advised that none of the systems in use is likely to experience Year 200 problems. However, the Company cannot provide absolute assurance that the systems of third parties will be in full compliance by the turn of the century. The failure of third party vendors to complete compliance with the Year 2000 issue in an appropriate timeframe could have a material adverse effect on the Company's ability to perform essential business tasks, which could then have a material adverse effect on the Company's business.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

Before 1999, the Company had not generated any significant revenues from operations. The Company's plan of operation for the next 12 months is to continue to actively manufacture, market, and distribute the potential HydroMaid-TM- water-powered garbage disposal.

         During 1999, HydroMaid has been working to solidify its manufacturing capabilities in the U.S. and overseas. The Company has established a relationship with Metric Tools and Dye, Inc. ("Metric"), located in Sandwich, Illinois, which produces HydroMaid domestically. Metric has been producing the Company's early product and can manufacture up to 5,000 disposal units each month. To meet anticipated demand and to lower production costs, the Company has also established a manufacturing facility in China. The operation in China is capable of producing and shipping up to 30,000 disposal units per month.

         While HydroMaid has been ensuring that it has manufacturing capable of keeping pace with anticipated demand, it also began establishing a domestic distribution network. Since April 1999, the

Company has signed distribution agreements with 14 appliance distribution firms which cover approximately 75% of the geographic U.S. and account for over $500 million in annual sales revenues in the appliance market.

         With design, manufacturing, and initial distribution channel issues in hand, HydroMaid anticipates focusing on sales and marketing heading into 2000. The Company has raised additional capital to assist in its sales and marketing efforts during the upcoming year. With revenues generated from sales and its cash from the sale of common stock, HydroMaid believes it has sufficient capital resources to fund operations well into the future.

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

Results of Operations.
---------------------

         The Company first reported revenues during the third quarter of 1998, permitting a relevant year-to-year comparison of operating results for the first time following the third quarter of 1999. Net sales for the nine months ended September 30, 1999 were $139,693 compared to $38,844 for the comparable period in 1998. Net sales for the three months ended September 30, 1999 were $72,684 compared to $38,964 for the comparable period in 1998. As a result of increased sales, cost of sales increased from $15,732 for the nine months ended September 30, 1998 to $93,186 for the comparable period in 1999. Cost of sales increased from $15,623 for the three months ended September 30, 1998 to $39,658 for the comparable period in 1999.

         The gross profit margin decreased from 59% for the nine months ended September 30, 1998 to 33% for the comparable period in 1999. The gross profit margin decreased from 60% for the three months ended September 30, 1998 to 45% for the comparable period in 1999. This decrease in gross margins resulted from high production costs associated with refining the design of the product. The Company anticipates its gross margin will increase as the product design stabilizes and volume sales begin to be realized.

         Operating expenses were $2,091,760 for the nine months ended September 30, 1999 compared to $1,108,220 for the comparable period in 1998. Operating expenses were $652,949 for the three months ended September 30, 1999 compared to $449,696 for the comparable period in 1998. These cost increases are attributable to the Company securing manufacturing capabilities to meet anticipated demand and active promotional efforts of the HydroMaid.

         The Company experienced a net loss before income tax benefit and corresponding net loss per share of $2,202,086 and $0.09 respectively for the nine months ended September 30, 1999 compared to a net loss before income tax benefit and net loss per share of $1,308,692 and $0.06 respectively for the comparable period in 1998. The Company experienced a net loss before income tax benefit and corresponding net loss per share of $643,666 and $0.03 respectively for the three months ended September 30, 1999 compared to a net loss before income tax benefit and net loss per share of $485,403 and $0.02 respectively for the comparable period in 1998.

Liquidity.
---------

         The Company presently has working capital to fund operations through the next twelve months.

Research and Development.
------------------------

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

Employees.
---------

         The Company has previously hired the personnel it believes are necessary to complete its transition from being a research and development company to a marketing and distribution company. Accordingly, the Company does not anticipate any material changes in the number of its employees through 1999.

Committees of the Board.
-----------------------

         During the third quarter of 1999, the Board of Directors established a number of committees, including a Finance Committee, an Audit Committee, and a Compensation Committee, each of which is briefly described below.

         The Finance Committee was established to oversee Company expenditures and approve contracts entered into by the Company requiring the payment of $50,000 or more. The Committee consists of Culley W. Davis, Ronald
L. LaFord, and Mark S. Brewer.

         The Audit Committee was established to meet with management to consider the adequacy of the internal controls and the objectivity of financial reporting; the committee meets with the independent auditors and with appropriate Company financial personnel about these matters. The committee recommends to the Board of Directors the appointment of the independent auditors, subject to ratification by the Stockholders at the Annual Meeting. Both the internal auditors and the independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. The committee consists of John W. Nagel, Mark S. Brewer, and Bruce H. Haglund.

         The Compensation Committee negotiates employment contracts, recommends to the Board of Directors compensation for officers, Directors, and employees, and administers management incentive compensation plans, including stock option plans. The committee consists of Culley W. Davis, Ronald L. LaFord, and Bruce H. Haglund.

         Upon the election of Directors at the Annual Stockholders Meeting, the Committees will be reconstituted.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              None; not applicable.

Item 2.       Changes in Securities.

              During the second quarter of 1999, the Company's Board of Directors approved the sale of up to 1,200,000 shares of the Company's common stock to raise up to $4,800,000 through its 1999 Private Stock Offering ("Offering"). The Offering was originally set to open on June 1, 1999, and to expired on November 30, 1999, but was later changed to open as of August 10, 1999.

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

              As of the date of this filing, the Company had sold 1,072,000 shares under the Offering for an aggregate purchase price of approximately $4,288,000. All proceeds have gone to working capital to help fund the Company's marketing efforts and product production.

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

                                       HYDROMAID INTERNATIONAL, INC.



Date: 11/12/99                         By:/s/ CULLEY W. DAVIS
                                       ----------------------------------------
                                       President and Director



Date: 11/12/99                         By:/s/ JOHN W. NAGEL
                                       ----------------------------------------
                                       Chief Financial Officer and Director