Form 10KSB40
period 1999-12-31
HYDROMAID INTERNATIONAL INC
filed 2000-04-13
CIK 1054524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999

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


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 553-8790

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          NAME OF EACH EXCHANGE
           ON WHICH REGISTERED                TITLE OF EACH CLASS
          ---------------------               -------------------
                  NONE                               NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK -- $.001 PAR VALUE
                                (TITLE OF CLASSS)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Net revenues of the registrant for the fiscal year ended December 31, 1999 were $248,665.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 1999 was $108,969,120 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau, LLC.

     The number of shares of the Common Stock of the registrant outstanding as of December 31, 1999 was approximately 26,807,000.

     Transitional Small Business Disclosure Format (check one):

             Yes             No     X


PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis " and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of HydroMaid International, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other kitchen appliance manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's product, availability of capital, cost of labor (foreign and domestic), cost of raw materials, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

     ORGANIZATION. The Company was organized under the laws of the State of Nevada on May 19, 1919, under the name "Lincoln Divide Mining Company." Subsequently, the Company changed it name twice and later became "Cherokee Minerals and Oil, Inc." ("Cherokee") in 1980, before becoming HydroMaid International, Inc. on January 20, 1999.

     MERGERS AND REORGANIZATIONS. On December 11, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization") which resulted in the acquisition by the Company of 100% of the issued and outstanding shares of restricted Common Stock of Environmental Systems & Solutions, Inc. ("ESSI"), a Nevada corporation formed in 1992. The Reorganization qualified as a tax-free reorganization under Section 368 (a) (1) (B) of the 1986 Internal Revenue Code. Under the terms of the Reorganization, the former stockholders of ESSI received four shares of the Company for each one share of ESSI and in the aggregate acquired approximately 92% of the issued and outstanding Common Stock of the Company.

BUSINESS

     Before the Reorganization, Cherokee was engaged in seeking and investigating potential assets, property, or businesses to acquire, and had had no material business operations for over ten years. ESSI had been engaged primarily in research and development for six years before the Reorganization.

     PRINCIPAL PRODUCT. The Company is engaged in the research and development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid(TM). The HydroMaid is the world's first and only totally water-powered garbage disposal.

     The HydroMaid is able to process foods that conventional electric disposals cannot. The HydroMaid is environmentally safe, quiet, and has ninety percent fewer parts than electric disposals. The HydroMaid uses common household water pressure to oscillate five stainless steel blades.

     The HydroMaid uses normal household water pressure from the cold water line underneath the sink. Its multi-patented servomechanism harnesses household water pressure to push cutting blades 340 degrees. These blades cut through waste which normally damages or creates problems for traditional electric disposals such as chicken bones, potato peels, avocado pits, walnut shells, and fibrous foods like celery. The servomechanism is able to automatically shift into a harmless oscillating mode if silverware is accidentally dropped into the unit allowing the user to avoid damage to both silverware and the disposal.

     The HydroMaid is an environmentally friendly product for a variety of reasons. First, the cutting action of the HydroMaid produces such fine cut waste that it easily flushes through the drainage system, promoting faster decomposition as an aid to the environment. Second, because it uses no electricity, the HydroMaid reduces the consumption of energy. The HydroMaid retails for $299.

     MARKET SEGMENTS. The garbage disposal market consists of two main segments, domestic and international. The domestic market purchases approximately 5 million garbage disposals annually. The international market is virtually untapped by the electric disposal industry. In 1997, there were less than 244,000 disposals exported throughout the world. The Company intends to distribute to both the domestic and international markets; although, no assurance of when significant sales in either market can be provided.

     MARKETING AND DISTRIBUTION STRATEGY. During the first quarter of 2000, the Company entered into a non-binding letter of intent with the appliance division of General Electric ("GE"). The parties intend to sign definitive agreements during April 2000. Under the GE agreement, GE could assume rights to distribute the HydroMaid in the US and Canada, and the Company would retain rights to distribute the HydroMaid throughout the rest of the world. The Company intends to continue its current distribution efforts both domestically and internationally in 2000 by using and building its network of distributors.

     COMPETITIVE BUSINESS CONDITIONS. A recent study indicates that approximately 94% of the disposal market is controlled by two major companies, In-Sink-Erator and Anaheim Manufacturing. As a result, the disposal market is extremely competitive. Because the major companies are so entrenched in the disposal market through the aid of massive product recognition, established distribution channels, and powerful financial resources, it is extremely difficult for other disposal manufacturers to successfully enter the market.

     While the Company's management recognizes that it is difficult to overcome competition and other market entry barriers, they believe that the HydroMaid's unique technology will permit the Company to successfully distinguish itself from the major industry players and capture market share.

     SOURCES AND AVAILABILITY OF MATERIALS. The Company has entered into an agreement with MVP Industries ("MVP"), a China corporation, for the manufacture and assembly of the HydroMaid. MVP can produce up to 40,000 units per month. The Company also has a relationship with Metric Tool & Die ("Metric"), an Illinois corporation, to manufacture the HydroMaid in limited quantities.

     The Company understands that there is economic and political risk in relying on just one or a few manufacturers and suppliers. To mitigate the risk of losing all or part of its product supply, in the event that one of its manufacturers ceases to produce units of the HydroMaid for whatever reason, the Company is taking steps to diversify its sources for materials and the manufacturing of its product.

     MAJOR CUSTOMERS. The Company is currently focused on entering into distribution agreements with major appliance retail stores and plumbing wholesale houses and has entered into sales agreements with a few major customers. The Company intends to expand its distribution through these outlets.

     PATENTS AND TRADEMARKS. The Company holds nine patents issued in the United States and internationally and has three new patents pending in the United States and internationally covering the HydroMaid. The Company also holds a registered trademark on the HydroMaid name.

     RESEARCH AND DEVELOPMENT. The Company spent $649,257 in 1999 and $673,491 in 1998 for research and development.

     WARRANTY. The Company currently supports the HydroMaid with a ten-year warranty to the original consumer against any defects in workmanship or material, provided that the product has not been subject to abuse or alteration.

     EMPLOYEES. As of December 31, 1999, the Company employed 14 employees, including six salaried employees on a full-time basis who are considered executive personnel, seven full-time employees in administrative, supervisory, and clerical positions, and one part-time employee. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 8,100 square feet of office and warehouse space located at 12222 South 1000 East, #1, Draper, Utah 84020. The lease provides for rent of $81,000 for 1999 and increases 3% per annum to the expiration of the lease on October 31, 2003. The Company has an option to renew the lease until approximately September 2005.

     The Company has also leased a 10,000 square-foot warehouse for a two-year period ending September 30, 2001 at an annual rent of approximately $50,000 plus common area maintenance costs of $750 per month.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings involving the Company, and the Company is not aware of any threatened legal proceedings to which the Company may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 1999, the Company held its Annual Meeting of Stockholders in Salt Lake City, Utah. Stockholders were asked to (1) elect directors, (2) approve the Company's 1999 Stock Option and Incentive Plan, and (3) ratify an independent auditor for 1999. A total of 23,990,559 shares were entitled to be voted at the meeting and 20,011,951 were voted. The stockholders voted for all of the nominated directors, approved the 1999 Stock Option and Incentive Plan, and ratified Squar, Milner & Reehl, LLP (now known as Squar, Milner, Reehl, and Williamson, LLP) as the Company's auditors for 1999. The voting on each item was as follows:

Proposal 1: Election of Directors

        NAME                                            VOTES FOR
        ----                                            ---------
        Culley W. Davis                                19,996,201
        Ronald L. LaFord                               17,745,500
        Mark S. Brewer                                 17,745,500
        John W. Nagel                                  19,996,201
        Bruce H. Haglund                               17,751,800
        Bradley E. Zarbock*                            17,813,400
        J. Steven Young                                19,768,101


-------------------
* In December 1999, Bradley E. Zarbock resigned from the Board and Robert C. Gay was appointed to fill the vacancy.

Proposal 2: 1999 Stock Option and Incentive Plan

          TOTAL FOR                AGAINST                 ABSTAIN
          ---------                -------                 -------
         16,150,352               2,328,690               1,532,909

Proposal 3: Ratify Auditors

         TOTAL FOR                AGAINST                 ABSTAIN
          ---------                -------                 -------
        19,820,200                132,550                 59,201


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE

     The following table sets forth, for the period from October 1998 through December 1999, the high and low bid quotations each quarter for the Common Stock as reported by the OTC Bulletin Board. The Company's stock began trading on October 12, 1998 and trades under the stock symbol "HYII." The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

COMMON STOCK PRICE

                                 HIGH              LOW
                                 ----              ---
         1999
     1st Quarter                4.5000            2.2500
     2nd Quarter                5.8750            2.5625
     3rd Quarter                7.1250            4.6250
     4th Quarter                6.8125            4.6875

         1998
     4th Quarter                4.0000            0.4370


     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 1999, the approximate number of record holders of the Company's Common Stock was 1,154.

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

     Between June and November 1999, the Company raised $4,800,000 through the private sale of up to 1,200,000 shares of its common stock to accredited investors. The shares of common stock offered through the private placement were not registered under any federal or state securities laws; rather, the shares were offered pursuant to available exemptions from registration. Culley W. Davis, the Company's Chief Executive Officer, purchased 745,000 shares of the offering for $3,200,000. The proceeds from the private offering are being used to fund operations.

     During January 2000, a group of investment funds associated with Bain Capital completed the purchase of a total of 750,000 shares of restricted Common Stock and warrants to purchase 1 million additional shares of Common Stock at the price of $7.50 per share, for the aggregate purchase price of $3,337,500. The warrants expire on January 21, 2005.

     During 1998, the Company, through ESSI before the Reorganization, raised approximately $4,408,000 through private offerings of its stock. The capital raised was used to fund operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998. During the year ended December 31, 1999, the Company had net sales of $248,665, compared to sales of $54,828 during 1998, an increase of $193,837. The associated cost of sales for 1999 was $187,804, compared to cost of sales of $53,045 for 1998.

     The Statement of Operations for 1998 included in the financial statements filed herewith has been reformatted from that presented in the 1998 Form 10-KSB. Selling and Distribution Expenses have been broken out from General and Administrative Expenses, and a minor amount classified as Operating Expenses in the 1998 report has been reclassified as Research and Development Expenses in this report. The 1999 and 1998 data reported herein have been treated consistently.

     Selling and Distribution costs for 1999 were $1,082,250 compared to $424,092 for 1998, an increase of $658,158. This increase is attributable to a full year of employment for our sales administration staff in 1999 verses a partial year in 1998, the addition of a warehousing operation in mid-year 1999, and more extensive promotional endeavors in 1999, all of which went hand-in-hand with the startup of volume production in 1999.

     General and Administrative Expenses for 1999 were $2,175,075 compared to $2,808,941 for 1998, a decrease of $633,866. The reduction came from lower expenditures for outside consultants, travel, and allocated charges from Pinnacle Enterprises, Inc. and Pinnacle Enterprises, Ltd., related companies. The 1998 accounting included nearly $1.5 million in charges from the Pinnacle companies for payments they had made on behalf of the Company and for allocations of their overhead. While there was an overall reduction in this classification of expense, it should be noted that the Company incurred a significant ($363,763) new non-cash expense item in 1999 associated with accounting for options and stock grants to employees and directors.

     Research and development costs for 1999 totaled $649,257 as compared to $673,491 for 1998, a decrease of $24,234. As the Company began distributing the product, additional modifications were required to be made for which the Company incurred further research and development costs and pursued additional patents.

     The Company experienced a net loss of $3,820,547 during 1999 compared to a net loss of $3,904,741 for the comparable period in 1998, a decrease in losses of $84,194.

     The Company's inventory increased from $479,580 at December 31, 1998 to $905,924 at December 31, 1999.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997. During the year ended December 31, 1998, the Company experienced its first sales which totaled $54,828. The associated cost of sales totaled $53,045. Before 1998, the Company had been involved strictly in research and development of the HydroMaid.

     Selling, general, and administrative costs were $3,233,033 during 1998 compared to $337,087 for the comparable period in 1997, an increase of $2,895,946. During 1998 as the Company transitioned from a research and development company to a marketing and fulfillment operation, substantial operating costs were incurred as the Company hired on management and employees, moved into a larger office and warehousing facility, began actively marketing the product domestically, and undertook a search for foreign production capabilities and distribution channels. The increase in selling, general, and administrative costs consisted primarily of salary and related expenses of approximately $495,000, consulting and legal fees of approximately $350,000, marketing and sales costs of approximately 450,000, office expenses of approximately $255,000, allocated start-up, development, and operational expenses associated with ESSI related entities which were merged in with ESSI during 1998 of approximately $1,500,000, depreciation and amortization expenses of approximately $75,000, and various other expenses.

     Research and development costs for 1998 totaled $673,491 as compared to $585,639 for 1997, an increase of $87,852. As the Company prepared for mass production, various parts and attachments needed modification to allow for more effective operation of the product and cost effective production.

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

     The Company began building the HydroMaid in quantities for the first time during 1998 in order to begin stocking inventory. The Company's inventory increased substantially from $17,000 at December 31, 1997 to $479,580 at December 31, 1998.

     Virtually all of the line item financial changes which occurred during 1998 resulted from the Company's moves to finalize research and development and to commence production and marketing.

LIQUIDITY

     The Company, which at the end of 1999 had $2,901,758 in cash and raised an additional $3,337,500 in January 2000, does not anticipate needing to raise any additional capital to fund operations during 2000.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     In conjunction with the Reorganization of ESSI, the Company changed auditors in January 1999. The Company's former accountants Jones, Jensen & Co. were dismissed effective January 26, 1999, and Squar, Milner & Reehl, LLP, now known as Squar, Milner, Reehl & Williamson, LLP, was appointed as the Company's principal accountants. There were no disagreements with the former accountant and are no disagreements with the current Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company filed an 8-K concerning the change of auditors on February 1, 1999 which is incorporated by reference.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The names, ages, and positions of the nominees for election as Directors are as follows:

NAME                    AGE     POSITION WITH THE COMPANY        FIRST ELECTED
----                    ---     -------------------------        -------------
Culley W. Davis         44      CEO, Chairman, Director              1998
Ronald L. LaFord        52      President, Director                  1998
Mark S. Brewer          41      Vice President, Director             1998
John W. Nagel           59      CFO, Director                        1998
Bruce H. Haglund        48      Secretary, Director                  1998
Robert C. Gay           48      Director                             1999
J. Steven Young         38      Director                             1999


CULLEY W. DAVIS, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD, DIRECTOR

     Mr. Davis was the founder of ESSI and since its inception in 1992 has held various positions including, President, Secretary, Chief Financial Officer, Treasurer, and Director. Mr. Davis currently holds the positions of Chief Executive Officer and Chairman of the Board of the Company. Since 1992, Mr. Davis has also served as Chief Executive Officer and Chairman of the Board of Dancor, Inc., which became VitriSeal, Inc. through a reorganization on March 18, 1999 (OTC/BB: "VTSL"), the developer of Vitroseal(TM), a patented coating technology for the metal coating market. From 1989 until 1992, Mr. Davis was President and Chief Executive Officer of Lubrication Research, Inc., a company engaged in the development and marketing of technology used in the automobile industry. During the period of 1984 until 1990, Mr. Davis founded and served as President of Vencor International, Inc., a developer of form-fitted, reusable, cloth diapers for medical and non-medical applications. From 1979 until 1984, Mr. Davis founded and operated Capital Diamond Corporation, a diamond and jewelry wholesaling company.

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

RONALD L. LAFORD, PRESIDENT, DIRECTOR

     Mr. LaFord served as President and a member of the Board of Directors of ESSI from September 1997 until the Reorganization and currently serves in the same positions with the Company. From March 1994 until September 1997, Mr. LaFord served as Director of National Marketing and Advertising for Flying J Corporation, a Utah-based company engaged in the development and operation of truck stops and service stations. From 1986 to 1994, he served in various capacities for Citizens Utilities Company, including Director of Administration and Supply, Managing Coordinator of Marketing and Sales and Coordinator of Vehicle Procurement and Maintenance. From 1980 until 1985, Mr. LaFord was a Senior Manager for Union Carbide Corporation. From 1974 until 1979, he was a Senior Consultant for General Telephone and Electronics (GTE). Mr. LaFord received his A.A. degree in Civil Engineering and B.A. degree in Marketing and Business Administration from Central Washington University. He is a graduate of the General Telephone and Electronics School of Management.

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

BRUCE H. HAGLUND, SECRETARY, DIRECTOR

     Mr. Haglund served as a Director and Secretary of ESSI from September 1998 until the Reorganization and currently serves in the same positions with the Company. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Paulsen in Orange County, California where he has been engaged in the private practice of law since 1980. Mr. Haglund is also the Secretary and a member of the Board of Directors of Metalclad Corporation (Nasdaq SmallCap: MTLC), Aviation Distributors, Inc. (OTC/BB: ADIN), Renaissance Golf Products, Inc. (OTC/BB:
FGLF), and VitriSeal, Inc. (OTC/BB: VTSL). He is a graduate of the University of Utah College of Law.

ROBERT C. GAY, DIRECTOR

     Mr. Gay has served as a Director of the Company since December 1999. Mr. Gay has been a Managing Director of Bain Capital since 1993 and has been a General Partner of Bain Venture Capital since 1989. From 1988 to 1989, Mr. Gay was a Principal of Bain Venture Capital. Prior to joining Bain Capital, Mr. Gay was an Executive Vice President of General Electric Capital Markets Group. He was also a Vice President and Principal of Kidder Peabody's Merchant Banking Group. Previously, Mr. Gay was a manager at McKinsey & Company. In addition, he taught economics at Harvard University. Mr. Gay is Vice Chairman of the Board of Directors of IHF Capital, Inc., parent of ICON Health & Fitness Inc. Mr. Gay also serves as a director of Cambridge Industries, Inc., Nutraceutical Corporation, American Pad & Paper Company, GS Technologies Corporation, and Alliance Laundry Holdings LLC. Mr. Gay received a Ph.D. in Business Economics form Harvard University and graduated Phi Beta Kappa with an A.B. from the University of Utah.

J. STEVEN YOUNG, DIRECTOR

     Mr. Young has served as a Director of the Company since October 1999. Mr. Young holds the honor of the highest quarterback rating in National Football League ("NFL") history. Mr. Young has been a member of the NFL since 1985 and has received numerous NFL and collegiate awards, including, but not limited to, Most Valuable Player of Super Bowl XXIX, Sports Illustrated and Sporting News' 1994, 1993 and 1992 Player of the Year, NFL's Most Valuable Player 1994 and 1992, a Consensus 1983 All-American and Heisman Trophy Winner Runner-up. Throughout his NFL history, Mr. Young has provided marketing endorsements at various times for Nike, Sprint, VISA, Sun Microsystems, Power Bar, Pert Plus, National Dairy Association, Wheaties, and Advil. In 1993, Mr. Young established the Forever Young Foundation, an international, non-profit public charity, based in Los Altos, California, that provides funding for charitable organizations which encourage the development, security, strength, and spiritual vitality of the family. Mr. Young is currently a spokesperson for The Children's Miracle Network, NFL F.A.C.T., a national program promoting education for youth, and NFL P.L.A.Y. Football. In 1994, Mr. Young received his Juris Doctorate degree from Brigham Young University College of Law.

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

     The Board held four meetings during 1999. All Directors attended more than 75% of the Meetings held.

COMMITTEES OF THE BOARD

     During 1999, the Board of Directors established a number of committees, including a Finance Committee, an Audit Committee, and a Compensation Committee, each of which is briefly described below.

     The Finance Committee was established to oversee Company expenditures and approve contracts entered into by the Company requiring the payment of $50,000 or more. The Committee consists of Culley W. Davis, Ronald L. LaFord, and John
W. Nagel.

     The Audit Committee was established to meet with management to consider the adequacy of the internal controls and the objectivity of financial reporting; the committee meets with the independent auditors and with appropriate Company financial personnel about these matters. The committee recommends to the Board of Directors the appointment of the independent auditors, subject to ratification by the Stockholders at the Annual Meeting. The independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. The committee consists of John W. Nagel, Mark S. Brewer, and
J. Steven Young.

     The Compensation Committee negotiates employment contracts, recommends to the Board of Directors compensation for officers, Directors, and employees, and administers management incentive compensation plans, including stock option plans. The committee consists of Ronald L. LaFord, Robert C. Gay, and Bruce H. Haglund.

COMPENSATION OF DIRECTORS

     The Company's policy is not to pay cash compensation to directors who are employees or consultants of the Company for their services as directors, but reimburses reasonable out-of-pocket expenses of directors for attendance at meetings. The Company agreed to issue Mr. Young a total of 300,000 shares of the Company's Common Stock, 200,000 shares for the first year of service and 100,000 shares for the second year of service. Each of the other Directors was granted 50,000 options to purchase shares of Common Stock at $5.50 per share for their service as a Director.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Nevada law. Such limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

     The Company's Bylaws provide that the Company shall indemnify its directors and executive officers and may indemnify its other officers and employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company's Bylaws also permit it to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the Bylaws permit such indemnification.

     At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICER

     The Company's compensation programs are designed to link executives' compensation to the performance of the Company. The annual salary paid to executives over the past three years reflect fixed amounts that are deemed competitive for executives with comparable ability and experience in the industry.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated. Management of the Company was completely replaced in conjunction with the Reorganization between the Company and ESSI.

     SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
         ----------------------------------------------------------------------------
                                                                        OTHER ANNUAL
                                                    SALARY     BONUS    COMPENSATION
         NAME AND PRINCIPAL POSITION      YEAR        ($)       ($)        (#)(1)
         ---------------------------    --------    -------    -----    -------------
         Culley W. Davis,                 1999      115,846               300,000(2)
              Chairman, CEO               1998       95,000

-------------------
(1) The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officer, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined;

     however, the executive officer named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such Officers cash compensation.

(2)  See Option Grants in Last Fiscal Year.

     OPTION GRANTS IN LAST FISCAL YEAR

         NAME AND PRINCIPAL POSITION             NUMBER OF        PERCENT OF
                                                SECURITIES          OPTIONS
                                                UNDERLYING        GRANTED TO       EXERCISE OR       EXPIRATION
                                                  OPTIONS        EMPLOYEES IN      BASE PRICE           DATE
                                                GRANTED (#)       FISCAL YEAR          ($)
---------------------------------------------------------------------------------------------------------------
         Culley W. Davis                         300,000             40%             $5.50            9/20/04

-------------------
(1) A total of 250,000 of the options vest one third on each of March 20, 2000, January 1, 2001, and January 1, 2002. The 50,000 balance vest in 12,500 increments at the start of each quarter during 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                         NUMBER OF SECURITIES
                                                              UNDERLYING        VALUE OF UNEXERCISED
                                                              UNEXERCISED           IN-THE-MONEY
                                                           OPTIONS/SARS AT        OPTIONS/SARS AT
NAME             SHARES ACQUIRED ON   VALUE REALIZED($)        FY-END(#)              FY-END($)
                     EXERCISE(#)                             EXERCISABLE/           EXERCISABLE/
                                                            UNEXERCISABLE         UNEXERCISABLE
  (a)                   (b)                  (c)                (d)                    (e)
Culley W. Davis         --                   --                 --                  $365,000*


--------------------
*  Unexercisable

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's Shares as of December 31, 1999 for (i) each current Director (ii) each named executive officer of the Company as defined in 402(a)(2) of Regulation S-B of the Securities Act of 1933, (iii) all persons known by the Company to beneficially own more than 5% of the Company's voting Shares, and (iv) all officers and Directors of the Company as a group.

                                                                               AMOUNT AND
                                                                                NATURE OF           PERCENTAGE OF
NAME                                    TITLE                                OWNERSHIP(1)(2)          CLASS(3)
------------------------------------    --------------------------------    ------------------    ------------------
Culley W. Davis                         CEO and Chairman                               40,923             *
Family Legacy, Ltd. (4)                 Beneficial Owner                            3,827,143           14.3%
Ronald L. LaFord                        President and Director                            -0-            -0-
Mark S. Brewer                          Vice President and Director                    36,000             *
John W. Nagel                           CFO and Director                               10,000             *
Bruce H. Haglund                        Secretary and Director                         72,000             *
Robert C. Gay                           Director                                        8,000             *
J. Steven Young                         Director                                      170,000             *
All Directors and Executive
  Officers as a Group                                                               4,164,066           15.5%


-------------------
*    Less than one percent.

(1) Unless otherwise noted, the Company believes that all Shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all Shares owned by them. Unless otherwise indicated, the contact address of each individual is 12222 South 1000 East, #1, Draper, Utah 84020.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(3) Assumes 26,807,000 Shares outstanding plus, for each individual, any securities that specific person has the right to acquire upon exercise of presently exercisable stock options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(4)  Culley W. Davis is a manager of the general partner of Family Legacy, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS DURING 1999

     On October 20, 1999, J. Steven Young was appointed as a Director of the Company. For his service as a Director for a two-year period, Mr. Young will receive a total of 300,000 shares of the

Company's Common Stock, 200,000 shares for the first year of service and 100,000 shares for the second year of service.

     During 1999, Culley W. Davis, the Company's Chief Executive Officer, purchased 745,000 shares of the Company's private stock offering for $3,200,000 cash infusion.

     John W. Nagel, the Company's CFO and a Director is the brother-in-law of the Company's legal counsel Bruce H. Haglund who also serves as a Director and is a stockholder.

     Gibson, Haglund & Paulsen, the Company's attorneys, were paid approximately $230,000 in legal fees for services rendered during 1999. Bruce H. Haglund, an Officer and Director of the Company, is a member of the law firm.

TRANSACTIONS DURING 1998

     On December 11, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization") which resulted in the acquisition by the Company of no less than 80% of the issued and outstanding shares of restricted Common Stock of Environmental Systems & Solutions, Inc. ("ESSI"), a Nevada corporation.

     In 1998 Culley W. Davis made unsecured advances to the Company totaling $1,478,467, which included $1,427,000 of proceeds from sales of the Company's stock to investors at $8.00 per share. The stock sold by Mr. Davis was personally owned by him or Pinnacle Enterprises Group, Inc., which he owns, and the proceeds were advanced to the Company according to an agreement between the parties. During December 1998, the Company issued 178,375 post-Reorganization shares of Common Stock to Culley W. Davis, or his assigns, valued at $8.00 per share as reimbursement stock for his personal shares sold. The stock sale proceeds received by the Company have been reported as an original stock issuance in the accompanying financial statements.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     Section 16 (a) of the Securities Exchange Act requires the Company's officers, Directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, Directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all
Section 16 (a) forms they file. Officers of the Company did not file Form 4's regarding options granted to them during 1999 and which first vest during 2000. Form 5's were filed in 2000 regarding the options granted during 1999; accordingly, the Company believes all filing requirements applicable to its Officers, Directors, and greater than 10% beneficial owners have now been complied with.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-KSB:

     1.   Financial Statements for the Years Ended December 31, 1999 and 1998:

          Independent Auditors' Report
          Balance Sheets
          Statements of Operations
          Statements of Stockholders' Equity
          Statements of Cash Flows
          Notes to Financial Statements

     2.   Exhibits

     The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

          27   Financial Data Schedule.

(b)  Reports on Form 8-K.

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on April 12, 2000.


                                     HYDROMAID INTERNATIONAL, INC.



                                     By: /s/ CULLEY W. DAVIS
                                        ------------------------------
                                        Culley W. Davis, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                              DATE


/s/ CULLEY W. DAVIS         Chairman of the Board                 April 12, 2000
-----------------------     Chief Executive Officer
Culley W. Davis             (Principal Executive Officer)


/s/ RONALD L. LAFORD        President, Director                   April 12, 2000
-----------------------
Ronald L. LaFord


/s/ JOHN W. NAGEL           Chief Financial Officer, Director     April 12, 2000
-----------------------
John W. Nagel


/s/ BRUCE H. HAGLUND        Secretary, Director                   April 12, 2000
-----------------------
Bruce H. Haglund

                          HYDROMAID INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report................................................ 1

Balance Sheets.............................................................. 2

Statements of Operations.................................................... 3

Statements of Stockholders' Equity.......................................... 4

Statements of Cash Flows.................................................... 5

Notes to Financial Statements............................................... 7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
HydroMaid International, Inc.

We have audited the accompanying balance sheets of HydroMaid International, Inc. (the "Company") as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroMaid International, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                        Squar, Milner, Reehl & Williamson, LLP

March 10, 2000
Newport Beach, California

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                        1999                   1998
                                                                   --------------         ---------------
                                     ASSETS

CURRENT ASSETS
     Cash                                                            $  2,901,758           $     20,342
     Accounts receivable                                                   71,261                  5,130
     Inventory, net                                                       905,924                479,580
     Prepaid expenses and other assets                                    184,874                 25,210
                                                                   --------------         ---------------
                                                                        4,063,817                530,262

Property and equipment, net                                               744,117                500,259

Patents, net                                                               93,861                143,874
Deposit on tooling                                                              -                 80,000
Advances to related party                                                 167,495                      -
                                                                   --------------         ---------------

                                                                     $  5,069,290           $  1,254,395
                                                                   --------------         ---------------
                                                                   --------------         ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $    507,758           $    390,049
     Current portion of note payable to related party                           -                  6,599
     Advances from related party                                                -                 51,467
                                                                   --------------         ---------------
                                                                          507,758                448,115

Note payable to related party                                                   -                 29,964

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share,
         30,000,000 shares authorized; 26,807,000
         shares issued and outstanding at December
         31, 1999; 24,000,000 shares issued and
         outstanding at December 31, 1998                                  26,807                 24,000
     Additional paid-in capital                                        18,041,093              6,072,566
     Subscriptions, stock options, and deferred compensation           (4,567,408)              (201,837)
     Accumulated deficit                                               (8,938,960)            (5,118,413)
                                                                   --------------         ---------------
                                                                        4,561,532                776,316
                                                                   --------------         ---------------

                                                                     $  5,069,290           $  1,254,395
                                                                   --------------         ---------------
                                                                   --------------         ---------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                          1999                1998
                                                     -------------       -------------
REVENUES
     Sales                                           $   254,863         $    54,828
     Less returns and allowances                          (6,198)                  -
                                                     -------------       -------------
                                                         248,665              54,828

COST OF GOODS SOLD                                       187,804              53,045
                                                     -------------       -------------

GROSS PROFIT                                              60,861               1,783

OPERATING EXPENSES
     Selling and distribution expenses                 1,082,250             424,092
     General and administrative expenses               2,175,075           2,808,941
     Research and development                            649,257             673,491
                                                     -------------       -------------
                                                       3,906,582           3,906,524

LOSS BEFORE INTEREST AND TAXES                        (3,845,721)         (3,904,741)

INTEREST INCOME                                           25,174                   -
                                                     -------------       -------------

LOSS BEFORE TAXES                                     (3,820,547)         (3,904,741)

INCOME TAX BENEFIT (EXPENSE)
     Current                                                   -                   -
     Deferred                                           (190,000)          1,450,000
     Less change in valuation allowance                  190,000          (1,450,000)
                                                     -------------       -------------
                                                               -                   -
                                                     -------------       -------------

NET LOSS                                             $(3,820,547)        $(3,904,741)
                                                     -------------       -------------
                                                     -------------       -------------

Basic and diluted loss per share                     $     (0.16)        $     (0.19)
                                                     -------------       -------------
                                                     -------------       -------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                       Subscriptions,
                                               Common Stock              Additional     Stock Options,
                                         --------------------------       Paid-in       and Deferred    Accumulated
                                           Shares          Amount         Capital       Compensation      Deficit          Total
                                         ----------     -----------     -----------   ---------------  ------------    ------------
BALANCE - DECEMBER 31, 1997               7,474,539     $    74,745     $ 1,402,624    $         -     $(1,213,672)    $   263,697
Common stock issued for cash              2,520,000           2,520       2,644,700              -               -       2,647,220
Common stock issued in connection
     with reorganization                 22,080,000          22,080               -              -               -          22,080
Common stock cancelled in connection
     with reorganization                 (2,554,539)         (2,555)              -              -               -          (2,555)
Adjustment in connection with
     reorganization                      (5,520,000)        (72,790)         22,270              -               -         (50,520)
Contributed capital                               -               -       1,767,947              -               -       1,767,947
Stock options outstanding                         -               -         235,025              -               -         235,025
Deferred compensation                             -               -               -       (201,837)              -        (201,837)
Net loss                                          -               -               -              -      (3,904,741)     (3,904,741)
                                         ----------     -----------     -----------   ---------------  ------------    ------------
BALANCE - DECEMBER 31, 1998              24,000,000          24,000       6,072,566       (201,837)     (5,118,413)        776,316
Common stock issued for cash              1,851,000           1,851       7,240,149              -               -       7,242,000
Common stock issued for services            200,000             200       1,212,300              -               -       1,212,500
Stock options outstanding                         -               -         161,334              -               -         161,334
Common stock subscribed                     756,000             756       3,354,744              -               -       3,355,500
Common stock subscriptions
     outstanding                                  -               -               -     (3,355,500)              -      (3,355,500)
Deferred compensation                             -               -               -     (1,010,071)              -      (1,010,071)
Net loss                                          -               -               -              -      (3,820,547)     (3,820,547)
                                         ----------     -----------     -----------   ---------------  ------------    ------------
BALANCE - DECEMBER 31, 1999              26,807,000     $    26,807     $18,041,093    $(4,567,408)    $(8,938,960)    $ 4,561,532
                                         ----------     -----------     -----------   ---------------  ------------    ------------
                                         ----------     -----------     -----------   ---------------  ------------    ------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                           1999                  1998
                                                                    ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (3,820,547)        $  (3,904,741)
Adjustments to reconcile net loss to net cash used
     in operating activities
         Depreciation and amortization                                     164,908                74,684
         Provision for obsolete inventory                                  240,000               180,000
         Abandonment of patents pending                                     35,329                     -
         Stock option and grant expense                                    363,763                33,188
         Changes in operating assets and liabilities:
                  Accounts receivable                                      (66,131)               (5,130)
                  Inventory                                               (666,344)             (632,456)
                  Prepaid expenses and other assets                       (159,664)              (25,210)
                  Accounts payable and accrued expenses                    117,709               370,352
                                                                    ---------------        --------------
NET CASH USED IN OPERATING ACTIVITIES                                   (3,790,977)           (3,909,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                     (311,077)             (400,740)
Acquisition of patents                                                      (3,005)              (56,348)
Deposit on tooling                                                               -               (80,000)
                                                                    ---------------        --------------
NET CASH USED IN INVESTING ACTIVITIES                                     (314,082)             (537,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable to related party                        (36,563)               (1,415)
Advances from related party                                              1,448,774             1,478,467
Repayment of advances from related party                                (1,667,736)           (1,427,000)
Proceeds from issuance of common stock                                   7,242,000             2,647,220
Contributions of paid-in capital                                                 -             1,767,947
                                                                    ---------------        --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                6,986,475             4,465,219
                                                                    ---------------        --------------

NET INCREASE IN CASH                                                     2,881,416                18,818

CASH - beginning of year                                                    20,342                 1,524
                                                                    ---------------        --------------

CASH - end of year                                                  $    2,901,758         $      20,342
                                                                    ---------------        --------------
                                                                    ---------------        --------------

                                   (continued)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

         Issuance of note payable for property and
             equipment                                          $           -         $      37,978
                                                                ---------------       --------------
                                                                ---------------       --------------

         Stock transactions in connection with
             reorganization                                     $           -         $      30,725
                                                                ---------------       --------------
                                                                ---------------       --------------

         Conversion of deposit on tooling to property
             and equipment                                      $      80,000         $          -
                                                                ---------------       --------------
                                                                ---------------       --------------

         Issuance of common stock for services                  $   1,212,500         $          -
         Stock options granted                                        161,334               235,025
                                                                ---------------       --------------
                                                                    1,373,834               235,025
         Less: stock option and grant expense                        (363,763)              (33,188)
                                                                ---------------       --------------

         Deferred compensation activity, net                        1,010,071               201,837

         Deferred compensation - beginning of year                    201,837                     -
                                                                ---------------       ---------------
         Deferred compensation - end of year                    $   1,211,908         $     201,837
                                                                ---------------       ---------------
                                                                ---------------       ---------------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION

NATURE OF BUSINESS

HydroMaid International, Inc. (the "Company") was incorporated in 1992 in the State of Nevada and engages in the development, manufacture, and sale of patented water-powered garbage disposals known as the HydroMaid-Registered Trademark- (the "Product"). Technological improvements and field-testing were completed in 1997, and the Product was introduced to the market in 1998. The Company intends to market the Product worldwide; however, its primary market in 1999 was the entire United States. The Company operates from a leased facility of approximately 8,000 square feet near Salt Lake City, Utah. The majority of its manufacturing is performed by a contractor in China.

Under accounting principles generally accepted in the United States ("GAAP"), the Company was classified as a development stage enterprise through December 31, 1998.

PROPOSED AGREEMENT WITH GENERAL ELECTRIC

On March 10, 2000, the Company entered into a non-binding letter of intent with the Appliance Division of General Electric Company ("GE") under which GE may obtain exclusive distribution rights to the Product in the United States and Canada through October 31, 2003.

REORGANIZATION

Environmental Systems & Solutions, Inc. ("ESSI"), the predecessor entity, completed a reverse reorganization with a publicly traded "shell" company on December 11, 1998. ESSI entered into an Agreement and Plan of Reorganization (the "Reorganization Plan") designed to result in the acquisition by Cherokee Minerals and Oil, Inc. ("Cherokee") of at least 80% of the issued and outstanding shares of restricted common stock of ESSI. ESSI was a privately held company with no public market for its stock, while Cherokee was a dormant entity with no significant assets or revenues since 1985. Such transaction is hereinafter referred to as "the Reorganization." The Reorganization is intended to qualify as a tax-free reorganization under
Section 368 (a) (1) (B) of the 1986 Internal Revenue Code. Effective with the closing of the Reorganization, certain Cherokee stockholders agreed to cancel approximately 2,555,000 of their common shares. Under the terms of the Reorganization Plan, the former stockholders of ESSI received four shares of Cherokee for each share of ESSI and ultimately acquired approximately 92% of the 24 million post-Reorganization outstanding shares of Cherokee. Certain restrictions on such shares began expiring on the one-year anniversary of the Reorganization (Note 6).

In January 1999, Cherokee changed its name to HydroMaid International, Inc. The Company's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "HYII".

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND REORGANIZATION (continued)

REORGANIZATION (continued)

The Reorganization has been accounted for as a capital stock transaction (as opposed to a "business combination," as that term is defined by GAAP) in the accompanying financial statements. Accordingly, the Reorganization has been reported as a recapitalization of ESSI, which is considered the acquirer for accounting purposes. Through its former stockholders, ESSI is deemed the acquirer for accounting purposes because of (a) its majority ownership of Cherokee, (b) its representation on Cherokee's board of directors, and (c) executive management positions held by former ESSI officers.

The Cherokee financial information differs significantly from its previously issued financial statements. The accompanying pre-December 11, 1998 financial statement information of Cherokee (the legal acquirer), which has been retroactively restated for the equivalent number of common shares issued in the Reorganization, is essentially that of ESSI. The historical stockholders' deficiency of ESSI has been carried forward to the post-acquisition period and no goodwill has been recorded. Reorganization transaction costs, such as legal fees, have been expensed as incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, as well as reported revenues and certain expenses. Actual results could materially differ from the estimates used to prepare the accompanying financial statements in the near term.

CONCENTRATION OF CREDIT RISK

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. At times, the Company's bank balance exceeded the amount insured by the Federal Deposit Insurance Corporation. As of December 31, 1999, the Company's bank balance reported by its principal financial institution exceeded the insured amount by approximately $2,800,000.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

The Company's business plan calls for virtually all product assembly and cutting blade manufacturing to take place in China in the near term. The majority of the Company's product assembly has been contracted to one company in China.

REVENUE RECOGNITION

Except when the Company has significant future performance obligations, revenue is recognized upon shipment of the Product. Product shipments with unexpired rights-of-return or which otherwise do not qualify for full-accrual revenue recognition are accounted for by the Company as consignment transactions or are recorded as deferred revenue at the time of sale.

INVENTORY

Inventory is stated at the lower of cost (using the first-in, first-out method) or estimated market value. Management periodically reviews inventory and outstanding purchase commitments to identify any significant obsolete or slow-moving items and provides allowances for such items.

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

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT (continued)

Leasehold improvements are amortized over the shorter of the remaining lease term or their estimated economic life. Equipment and fixtures are depreciated on a straight-line basis over an estimated useful life of five years.

Completed tooling used in commercial production is carried at cost less accumulated depreciation. The cost of special-purpose property and equipment (such as tools, dies, and molds) constructed by a related-party vendor includes design/production labor and an allocation of estimated overhead. Completed tooling is depreciated using the straight-line method over its estimated useful life of five years.

PATENTS

In 1992, the Company acquired trademarks and several patents on the Product. The Company capitalizes the cost and related expenses of patents and patents pending, and amortizes them over the shorter of their remaining legal lives or their estimated economic life. In 1999, the Company wrote-off costs related to abandoned patents pending of approximately $35,000. Amortization expense for the years ended December 31, 1999 and 1998 approximated $18,000 and $17,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended December 31, 1999 and 1998.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (Note 9).

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense when incurred. Such costs primarily relate to pre-production prototype tools and dies, modifications of the Product's original design, and engineering activities intended to advance the Product's technology to the point of commercial production.

WARRANTY COSTS AND RELATED MATTERS

The Company provides a lifetime warranty on the Product's housing and steel blades, and an unconditional ten-year warranty on workmanship and other components. The Company will buy the Product back from customers after the ten-year warranty expires for $25 cash or a $35 credit toward the purchase of a new unit. Estimated warranty expense is recorded in the year of sale based on historical experience, Product performance, and management's review of Product quality as compared to the current state of the technology.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS (continued)

by the employee in conformity with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Certain of the options discussed in the preceding paragraph were granted before the Company became a publicly held entity. GAAP allows the use of the minimum value method to measure the expense associated with such equity instruments. Under this method, minimum value is the grant-date estimated fair market value of the stock less the present value of the exercise price based on a risk-free rate of return over the contractual life of the option. The ten-year risk-free rate of return in mid-1997, which approximated 5.5%, was used to estimate the present value. This method ignores the expected volatility of the underlying stock, which can provide much of an option's value. The Company has not declared any cash dividends since inception, and expected dividends have not been considered in the fair value computation (Notes 7 and 8).

LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of common shares and common share equivalents (as retroactively adjusted for the effect of the Reorganization) outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

The weighted average number of common shares outstanding for the years ended December 31, 1999 and 1998 were 24,568,000 and 20,044,000, respectively.

As discussed in Notes 7, 10, and 13, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is antidilutive.

ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the years ended December 31, 1999 and 1998, the Company did not have any elements of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Therefore, a statement of comprehensive income has not been presented.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to their 1999 presentation.

3. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

The names and relationships of related parties referred to in these notes are set forth below (Company stock beneficial ownership percentages, which are as of December 31, 1999, are rounded):

- Culley W. Davis, founder, CEO and chairman of the Board of Directors; sole owner and CEO of Pinnacle Enterprises, Inc. ("PEI"), a debtor of the Company; manager of the general partner of Family Legacy, Ltd. ("FLL"); direct and beneficial owner of Company stock and stock options to buy such stock (Note 7); controls approximately 14% of the outstanding stock of the Company.

- Bruce H. Haglund, an officer and director of the Company, the brother-in-law of the Company's CFO, owner of Company stock options (Note
     7), and a less than 1% stockholder of the Company. Bruce H. Haglund is a partner in the law firm of Gibson, Haglund, & Paulsen ("GHP"), legal counsel to the Company. For the years ended December 31, 1999 and 1998, the Company paid or incurred legal fees to GHP of approximately $230,000 and $188,000, respectively. The Draper, Utah office of GHP rents office space from PEI.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

3. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS (continued)

- Don Sullivan, sole owner of Metric Tool & Die, an Illinois corporation ("MTD"), a stockholder of the Company, with the right to acquire an additional 50,000 post-Reorganization shares of the Company's common stock under certain conditions (Note 10). MTD is the Company's primary research and development facility as well as a domestic contractor for manufacturing and assembly.

Because the Company, PEI, FLL, and other entities have commonality of ownership and/or management control, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

Other related party transactions are discussed elsewhere in these notes to the financial statements.

4. INVENTORY

Inventory consists of the following at December 31, 1999 and 1998:


                                                  1999                  1998
                                           --------------        --------------
Components                                 $     486,984         $     447,089
Finished goods                                   774,264               212,491
Finished goods on consignment                     64,676                     -
                                           --------------        --------------
                                               1,325,924               659,580
Less valuation allowance                        (420,000)             (180,000)
                                           --------------        --------------

                                           $     905,924         $     479,580
                                           --------------        --------------

At December 31, 1999, the inventory valuation allowance included approximately $385,000 resulting from estimated write-downs for obsolescence created by design changes during the Product's development.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1999 and 1998:

                                                          1999                1998
                                                      ------------        ------------
Machinery, equipment, and tooling                     $   472,987         $   251,591
Computer hardware and software                             46,186              19,994
Furniture and fixtures                                     57,830              54,439
Vehicles                                                  126,147              98,990
Leasehold improvements                                    111,233             109,329
Demonstration equipment                                   132,537              21,500
                                                      ------------        ------------
                                                          946,920             555,843
Accumulated depreciation and amortization                (202,803)            (55,584)
                                                      ------------        ------------

                                                      $   744,117         $   500,259
                                                      ------------        ------------
                                                      ------------        ------------

Production tooling located in China approximated $180,000 and $80,000 at December 31, 1999 and 1998, respectively.

6. COMMON STOCK

There are certain restrictions on the sale or other transfer of the Company's common stock issued under the Plan. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from its requirements. Such restrictions begin to phase out

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

6. COMMON STOCK (continued)

after a one-year holding period. Rule 144 of the Securities and Exchange Commission allows a stockholder who has held restricted securities for at least one year to sell in any three-month period not more than the greater of
(a) 1% of the number of shares outstanding or (b) the average weekly trading volume during the preceding four calendar weeks. These limitations do not apply to non-affiliated persons who have held restricted securities for at least two years. See Note 13 for a discussion of subscribed common stock and stock warrants.

7. STOCK OPTIONS

1999 STOCK OPTION AND INCENTIVE PLAN

Effective September 20, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the "1999 Plan"), which permits the issuance of options for a maximum of 1.2 million shares. On the same date, the Company granted options for a total of 750,000 shares under the 1999 Plan as follows:

Culley W. Davis, as an employee                            250,000
Directors                                                  300,000
Employees (excluding Culley W. Davis)                      175,000
Non-employees                                               25,000
                                                       -------------
                                                           750,000

Less forfeitures in 1999:
     Directors                                             (50,000)
     Employees                                             (32,500)
                                                       -------------
                                                           (82,500)
                                                       -------------

                                                           667,500
                                                       -------------
                                                       -------------

The 250,000 options granted to Culley W. Davis, as an employee, are exercisable at $5.50 per share in equal installments on March 20, 2000, January 1, 2001, and January 1, 2002 and expire five years from the date of grant.

The options, net of forfeitures, granted to Directors for their services as employees totaled 250,000, are exercisable at $5.50 per share in four equal quarterly installments beginning on January 1, 2000. Such options expire ten years from the date of grant.

The options granted to employees (except for Culley W. Davis) and non-employees, net of forfeitures, totaled 167,500 and are exercisable at $5.00 per share in equal installments on March 20, 2000, January 1, 2001, and January 1, 2002. Such options expire ten years from the date of grant.

The other significant provisions of the 1999 Plan, including those related to nonstatutory stock options, are substantially similar to those described below.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

7. STOCK OPTIONS (continued)

1997 STOCK OPTION AND INCENTIVE PLAN

Effective June 1, 1997, the Company adopted the 1997 Stock Option and Incentive Plan (the "1997 Plan"), which permits the issuance of options for a maximum of 2 million shares (as adjusted for the Reorganization) and has a life of ten years. Employee options to purchase common stock for $0.25 per share ($1.00 per share on the grant dates, determined by management to be not less than 100% of the estimated pre-Reorganization fair market value of ESSI common stock) are generally exercisable in three equal annual installments beginning in January of 2000.

For employees who own more than 10% of the outstanding stock of the Company, such options are required to have a minimum exercise price of 110% of the grant date estimated fair market value and expire five years after issuance. Options granted to other employees have a ten-year term. The pre-March 18, 1998 options of other employees have an exercise price of not less than their grant-date estimated fair market value.

The employees' rights under the 1997 Plan are contingent upon (a) continued employment with the Company for at least six months after the grant date and (b) providing a representation that option shares are acquired for investment only, and not for sale. In addition, the employees shall not dispose of shares acquired from exercising stock options within two years of the grant date or within one year after the exercise date.

Options to acquire 633,334 post-Reorganization common shares with an exercise price of $0.25 per share were outstanding at December 31, 1999 under the 1997 Plan, including options owned by Culley W. Davis to acquire 80,000 shares.

NON-STATUTORY STOCK OPTIONS

At December 31, 1999, Bruce H. Haglund owned options to acquire a total of 150,000 shares as follows: (a) 100,000 shares under the 1997 Plan at $0.25 per share, which are exercisable in three equal annual installments beginning January 1, 2000 and (b) 50,000 shares as a Director under the 1999 Plan at $5.50 per share, which are exercisable in four equal quarterly installments beginning January 1, 2000.

Any grant of non-statutory stock options must be approved by a majority of disinterested directors of the Company. For accounting purposes, the vesting of such options is not contingent upon the optionee providing any future services.

STOCK OPTION ACTIVITY

A summary of the aggregate stock option activity for the 1999 and 1997 Plans (including the non-statutory stock options discussed above) for the years ended December 31, 1999 and 1998 is presented below:

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

7. STOCK OPTIONS (continued)

STOCK OPTION ACTIVITY (continued)

                                                                    POST-MERGER SHARES
                                                            ---------------------------------
                                                                 1999                1998
                                                            ----------------- ---------------
Options outstanding - beginning of year                         700,000             567,500
Options granted                                                 750,000             132,500
Options forfeited                                              (149,166)                  -
                                                            ----------------- ---------------

Options outstanding - end of year                             1,300,834             700,000
                                                            ----------------- ---------------
                                                            ----------------- ---------------

Exercisable options - end of year                                33,334                None
                                                            ----------------- ---------------
                                                            ----------------- ---------------

On January 1, 2000, additional options for 262,500 shares became exercisable.

OTHER MATTERS

The disclosures in this and the following paragraph apply to the 1999 and 1997 Plans. The estimated fair value of the options granted is amortized to expense over the options' vesting period. The fair value of stock options granted before December 11, 1998 has been estimated as described in Note 2. The fair value of stock options granted after December 10, 1998 has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the following weighted average assumptions:

Expected life                                                 2.2 years
Estimated volatility                                              90.0%
Risk-free interest rate                                            5.2%
Dividends                                                          Zero

The weighted average exercise price of stock options outstanding at December 31, 1999 approximated $2.88 per share. The weighted average grant date fair value of stock options granted in 1999 and 1998 approximated $2.32 and $0.10 per share, respectively. The weighted average fair value of stock options granted in 1999 when the exercise price exceeded the grant-date market price approximated $2.32 per share. Options exercisable at December 31, 1999 had an exercise price of $0.25 per share. The weighted average exercise price of options forfeited in 1999 approximated $3.05 per share. The weighted average remaining contractual life of stock options outstanding at December 31, 1999 approximated seven years.

Under both plans, the Company may also grant stock appreciation rights and restricted stock awards. As of December 31, 1999, no such equity instruments had been granted.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

7. STOCK OPTIONS (continued)

OTHER MATTERS (continued)

Both plans include a "poison-pill" clause that is triggered by certain defined events. Such events include (1) the acquisition of a majority of the Company's outstanding common stock, (2) a reorganization/merger/consolidation whereby the Company is not the surviving entity, and (3) the sale of all or substantially all of the Company's assets in its entirety. If such an event occurs, all outstanding stock options and stock appreciation rights may become immediately exercisable or fully vested at the discretion of the Board of Directors; similarly, restricted stock may be freed of any restrictions at the discretion of the Board of Directors.

8. STOCK-BASED COMPENSATION AND OTHER EXPENSES

As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123. The Company recognized compensation expense related to such equity instruments of approximately $44,000 and $21,000 for the years ended December 31, 1999 and 1998, respectively. The expense incurred in 1999 represents the cost associated with the Company's commitment to issue 50,000 post-Reorganization shares of common stock to Don Sullivan, based on the terms and vesting schedule set forth in the "Commitment to Issue Common Stock and Other Matters" section of Note 10.

Incentive stock options granted to employees are accounted for using the intrinsic value method of APB 25. Estimated compensation expense related to such options approximated $81,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively. If the fair value method of accounting had been applied to such options, the Company's reported net loss would have increased by approximately $160,000 ($0.01 per share) and $60,000 (less than $0.01 per share) in 1999 and 1998, respectively.

On October 20, 1999, the Company entered into an agreement with Steve Young ("Young") to retain his services as a Director for a two-year period (the "Young Agreement"). Young is a quarterback for the San Francisco 49ers, a professional football team. The Young Agreement provides that the Company will compensate Young by (a) issuing to him 200,000 shares of its restricted common stock for his first year of service as a Director, and (b) agreeing to issue to Young an additional 100,000 shares of restricted common stock after he has completed one year of service as a Director. Based on the market price of the Company's common stock when the issuance of the 200,000 shares was authorized, the Company recorded compensation expense of $239,000 for the year ended December 31, 1999.

Deferred compensation related to the Young Agreement totaled approximately $973,500 at December 31, 1999 and represents the cost attributable to the services Young has agreed to provide for the year ending December 31, 2000. Such amount has been reported as a deduction from

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

8. STOCK-BASED COMPENSATION AND OTHER EXPENSES (continued)

stockholders' equity in the December 31, 1999 balance sheet. If the Young Agreement is terminated early for any reason related to Young's breach of contract or inability to perform the specified services, Young is required to
(1) return any unearned shares of stock on a pro rata basis and (2) if applicable, waive his right to receive the additional 100,000 shares. If the Young Agreement is terminated early because of the Company's breach of contract, Young shall receive all 300,000 shares.

9. INCOME TAXES

As a result of the Reorganization, Cherokee's tax net operating loss ("NOL") carryforward was eliminated by operation of tax law.

For the period June 24, 1992 (inception) through December 31, 1998, the Company was considered a start-up entity for federal and state income tax purposes. As a result, research and development and start-up expenses were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. This item is the only significant temporary difference at December 31, 1999 and 1998. In addition, in 1999, the Company recorded compensation expense of $239,000 related to stock issued for services. Such expense is not deductible for income tax reporting purposes.

The Company's tax NOL carryforward approximates $4,500,000 at December 31, 1999 and principally expires in 2019.

The Company's deferred tax asset approximated $1,520,000 and $1,710,000 at December 31, 1999 and 1998, respectively. Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

A summary of the activity in the valuation allowance for deferred tax assets during the years ended December 31, 1999 and 1998 is presented below:

Balance - December 31, 1997                            $     259,000

Adjustment for 1998                                        1,450,000
                                                       --------------
Balance - December 31, 1998                                1,709,000

Adjustment for 1999                                         (190,000)
                                                       --------------
Balance - December 31, 1999                            $   1,519,000
                                                       --------------
                                                       --------------

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

9. INCOME TAXES (continued)

In 1999 and 1998, an additional income tax benefit (and an equal amount of valuation allowance) of approximately $60,000 and $88,000, respectively, was allocated to items credited directly to stockholders' equity. In 1999 and 1998, the Company recorded additional paid-in-capital related to stock option accounting of approximately $160,000 and $235,000, respectively (Note 7).

The income tax benefit for the year ended December 31, 1998 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income tax at a rate of approximately 5%. The income tax expense for the year ended December 31, 1999 results principally from a change in estimated start-up expenses deferred at December 31, 1998 for income tax reporting purposes. The components of the deferred income tax expense (benefit) are set forth below for the years ended December 31, 1999 and 1998:

                                    1999                     1998
                               ----------------        ---------------
Federal                        $       165,000         $  (1,220,000)
State                                   25,000              (230,000)
                               ----------------        ---------------

                               $       190,000         $  (1,450,000)
                               ----------------        ---------------
                               ----------------        ---------------

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its domestic operations from a facility leased for a five-year period ending October 31, 2003, with an option to renew until September 2005. Rent expense under this lease increases 3% per annum. The Company is also responsible for insurance, utilities, property taxes and common area maintenance costs, which approximated $16,000 for the year ended December 31, 1999; such costs are subject to increase based on the lessor's actual expenses. The Company has also leased a 10,000 square-foot warehouse for a two-year period ending September 30, 2001 at an annual rent of approximately $50,000 plus common area maintenance costs of $750 per month.

Future minimum rental payments required under these noncancelable operating leases are as follows for the years ending December 31:

2000                                                   $       159,000
2001                                                           146,500
2002                                                           105,000
2003                                                            89,500
                                                       -----------------

                                                       $       500,000
                                                       -----------------
                                                       -----------------

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES (continued)
LEASE COMMITMENTS (continued)

Total rent expense approximated $142,000 and $60,000 for the years ended December 31, 1999 and 1998, respectively.

COMMITMENT TO ISSUE COMMON STOCK AND OTHER MATTERS

In January 1999, the Company executed a contract to (a) memorialize the ongoing manufacturing and consulting arrangement with MTD and Don Sullivan, and (b) purchase at least 19,000 finished-product units from MTD in 1999 at a fixed price. Such contract also requires the Company to execute an agreement whereby 50,000 post-Reorganization shares of its common stock will be issued at no cost to Don Sullivan, contingent upon (1) his continued employment by MTD and (2) MTD maintaining its existing business relationship with the Company (Note 8).

Although a definitive agreement regarding the stock issuance had not been consummated as of March 10, 2000, the Company and Don Sullivan have agreed in principle that, if the above conditions are not satisfied, the rights to such common stock will be forfeited as follows:

                                              Number of
Forfeiture Date                            Shares Forfeited
----------------------------------        ------------------
December 31, 2000                              20,000
December 31, 2001                              10,000

Since the equity instrument discussed above has an exercise price of zero, its grant date fair value of approximately $130,000 has been estimated based exclusively on the market price of the Company's stock.

In December 1998, the Company entered into a preliminary agreement with a Japanese corporation to license certain rights to manufacture and market the Product in Asia. Since a further definitive agreement was not consummated in 1999, this agreement was effectively dissolved.

PURCHASE COMMITMENT AND RELATED CONTINGENT LIABILITY

At December 31, 1999, the Company had outstanding commitments of approximately $2,070,000 to purchase finished goods from a vendor in China. Pending the outcome of the proposed agreement with GE discussed in Note 1, the vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the vendor in the amount of approximately $240,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product's design.

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

11. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid-Registered Trademark- water-powered garbage disposal. Since the introduction of the HydroMaid-Registered Trademark- to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the year ended December 31, 1999 was approximately $4,000,000 on sales of approximately 2,000 units. Management believes that the Company will have sufficient cash to meet its obligations for the year ending December 31, 2000 based upon the Company's sale of common stock for approximately $3,400,000 in cash in January 2000 and the Company's cash balances at December 31, 1999 of approximately $2,900,000.

12. ADVANCES TO/FROM RELATED PARTY

The Company periodically receives advances from and makes advances to PEI relating to common expenses and shared resources. Management's policy is to settle related party advances quarterly. During the year ended December 31, 1999, the Company received noninterest-bearing unsecured advances from PEI totaling $1,448,774 and made repayments to PEI totaling $1,667,736. At December 31, 1999, advances to related party totaled $167,495.

In 1998, Culley W. Davis made unsecured advances to the Company totaling $1,478,467, including $1,427,000 of proceeds from sales of his Company stock to other investors at $8 per share. Advances from related party totaled $51,467 at December 31, 1998. In 1999, the Company repaid such amount in its entirety.

The stock sold by Culley W. Davis was personally owned by him or PEI, and the proceeds were advanced to the Company based on an agreement between the parties. In December 1998, the Company issued 178,375 post-Reorganization shares of common stock to Culley W. Davis valued at $8 per share as reimbursement for his personal shares sold. The stock sale proceeds received by the Company have been reported as an original stock issuance in the accompanying financial statements.

13. SUBSCRIBED COMMON STOCK AND WARRANTS

In December 1999, the Company agreed to accept an equity investment from a group of investment funds associated with Bain Capital ("Bain") to purchase certain restricted stock of the Company in a private offering. Pursuant to the related agreement, 750,000 common shares were issued to Bain. Because the Company received payment for such shares in the year 2000, the 750,000 shares have been reported as subscribed stock at December 31, 1999.

In January 2000, the Company received payment for the 750,000 subscribed common shares at a price of $4.44 per share and simultaneously issued 1,000,000 detached stock-purchase warrants at a price of $0.01 per warrant. Each warrant entitles the owner, on or

--------------------------------------------------------------------------------
                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

13. SUBSCRIBED COMMON STOCK AND WARRANTS (continued)

before January 21, 2005, to (a) purchase one share of Company stock at a price of $7.50 per share or (b) convert the warrant directly to common shares, using a formula based on the then current market price of the Company's stock. If the market price of the Company's common stock exceeds $10.00 for 30 consecutive trading days and the average daily trading volume for such period exceeds 100,000 shares, the Company has the right to accelerate the expiration date of the warrants to a date not earlier than 60 days after providing notice to that effect.

The warrants discussed above (and any stock issued upon their exercise or conversion) have not been registered under the Securities Act. Thus, such warrants and any stock issued as a result thereof are restricted securities as described in Note 6. Because of such restrictions and the magnitude of the investment, management determined that it was appropriate to discount the then current market price (approximately $5.00 per share) of the Company's common stock in this transaction.

Based on the Black-Scholes stock option pricing model, the warrant conversion price per unit, the market price of the Company's stock, and the assumptions listed below, management has estimated that the issue-date fair value of such warrants approximates $2,000,000. Such amount has been reported as subscribed warrants in the accompanying December 31, 1999 balance sheet.

The assumptions used to estimate such fair value are as follows:

Expected life                      2 years
Estimated volatility                 90.0%
Risk-free interest rate               5.2%
Dividends                             Zero

The Company has entered into an agreement with the investors who purchased the stock and warrants described above to make a good faith effort under certain circumstances to file a maximum of two effective registration statements under the Securities Act.