Form 10QSB
period 2000-03-31
HYDROMAID INTERNATIONAL INC
filed 2000-05-11
CIK 1054524

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
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

                March 31, 2000: Common Stock - 26,843,206 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                          HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
PART I.    FINANCIAL INFORMATION                                           3

Item 1. Financial Statements:                                              3

Balance Sheets as of March 31, 2000 and
December 31, 1999                                                          4

Statements of Operations for the Three Months ended
March 31, 2000 and March 31, 1999                                          5

Statements of Cash Flows for the Three Months ended
March 31, 2000 and March 31, 1999                                          6

Notes to Financial Statements for the Three Months
ended March 31, 2000 and March 31, 1999                                    7

Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations                 10

PART II.   OTHER INFORMATION                                              11

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                13

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                         HYDROMAID INTERNATIONAL, INC.

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                    MARCH 31, 2000       DECEMBER 31, 1999
                                                                                      UNAUDITED               AUDITED
                                                                                    -------------          -------------
                                     ASSETS

CURRENT ASSETS
     CASH                                                                           $   4,885,276          $   2,901,758
     ACCOUNTS RECEIVABLE                                                                   36,287                 71,261
     INVENTORY, NET                                                                       951,344                905,924
     PREPAID EXPENSES AND OTHER ASSETS                                                    382,735                184,874
                                                                                    -------------          -------------

         TOTAL CURRENT ASSETS                                                           6,255,642              4,063,817

PROPERTY AND EQUIPMENT, NET                                                               870,680                744,117

PATENTS, NET OF ACCUMULATED AMORTIZATION OF:                                              101,567                 93,861
     03/31/2000  $144,950
     12/31/1999  $141,068
ADVANCES TO RELATED PARTIES                                                               219,381                167,495
                                                                                    -------------          -------------

            TOTAL ASSETS                                                            $   7,447,270          $   5,069,290
                                                                                    =============          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          $     281,640          $     507,758


STOCKHOLDERS' EQUITY
     COMMON STOCK, par value $.001/ share, 30,000,000 shares authorized                    26,843                 26,807
         03/31/2000:  26,843,206 outstanding
         12/31/1999:  26,807,000 outstanding
     ADDITIONAL PAID-IN CAPITAL                                                        18,060,878             18,041,093
     SUBSCRIPTIONS, STOCK OPTIONS AND DEFERRED COMPENSATION                             (913,267)            (4,567,408)
     ACCUMULATED DEFICIT                                                             (10,008,824)            (8,938,960)
                                                                                    -------------          -------------

         TOTAL STOCKHOLDERS' EQUITY                                                     7,165,630              4,561,532
                                                                                    -------------          -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   7,447,270          $   5,069,290
                                                                                    =============          =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

         FOR THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                    UNAUDITED

                                                                                THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                                  MARCH 31, 2000      MARCH 31, 1999
                                                                                  -------------       -------------
REVENUES
     SALES                                                                        $      94,505       $      32,878
     LESS RETURNS AND ALLOWANCES                                                        (10,025)                  -
                                                                                  -------------       -------------
                                                                                         84,480              32,878

COST OF SALES                                                                            26,804              20,278
                                                                                  -------------       -------------

     GROSS PROFIT                                                                        57,676              12,600

OPERATING EXPENSES
     SELLING AND DISTRIBUTION EXPENSES                                                  323,623             176,340
     GENERAL AND ADMINISTRATIVE EXPENSES                                                822,708             461,621
     RESEARCH AND DEVELOPMENT                                                            43,624             141,317
                                                                                  -------------       -------------
                                                                                      1,189,955             779,278

LOSS BEFORE INCOME TAX BENEFIT                                                       (1,132,279)           (766,678)

INTEREST INCOME                                                                          62,415                   -

INCOME TAX BENEFIT (EXPENSE)

     CURRENT                                                                                  -                   -
     DEFERRED                                                                           (90,000)            (40,000)

     LESS CHANGE IN VALUATION ALLOWANCE                                                  90,000              40,000
                                                                                  -------------       -------------

NET (LOSS)                                                                        $  (1,069,864)      $    (766,678)
                                                                                  =============       =============

BASIC AND DILUTED LOSS PER SHARE                                                  $       (0.04)      $       (0.03)
                                                                                  =============       =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

            FOR THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                    UNAUDITED

                                                                                    THREE MONTHS     THREE MONTHS
                                                                                   ENDED MARCH 31,  ENDED MARCH 31,
                                                                                        2000             1999
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                                    $  (1,069,864)   $    (766,678)

     Adjustments to reconcile net (loss) to net cash used by operating activities:

             Depreciation and amortization                                                49,124           34,793
             Stock option and grant expense                                              316,640           40,651
             Changes in operating assets and liabilities:
                Accounts receivable                                                       34,973           (4,819)
                Inventory                                                                (45,421)          68,375
                Prepaid expenses                                                        (197,861)           9,633
                Accounts payable and accrued expenses                                   (226,116)        (270,511)
                                                                                   -------------    -------------

         NET CASH (USED) BY OPERATING ACTIVITIES                                      (1,138,525)        (888,557)
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                              (171,804)        (107,389)
     Acquisition of patents                                                              (11,588)         (11,261)
                                                                                   -------------    -------------

         NET CASH (USED) BY INVESTING ACTIVITIES                                        (183,392)        (118,650)
                                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on note payable                                                        -           (1,101)
     Advances from related party                                                         (51,886)         (76,302)
     Proceeds from issuance of common stock                                            3,357,322        1,200,000
                                                                                   -------------    -------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,305,435        1,122,597
                                                                                   -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                        1,983,518          115,390

CASH AT BEGINNING OF PERIOD                                                            2,901,758           20,342
                                                                                   -------------    -------------

CASH AT END OF PERIOD                                                              $   4,885,276    $     135,732
                                                                                   -------------    -------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Deferred compensation -- beginning of period                                  $   1,211,907    $     201,837
     Add:  Stock options granted, net of forfeitures                                           -          117,375
     Deduct:  Stock option and grant expense                                            (316,640)         (40,651)
                                                                                   -------------    -------------

     Deferred compensation -- end of period                                        $     895,267    $     278,561
                                                                                   -------------    -------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HYDROMAID INTERNATIONAL, INC.
Notes to the Financial Statements
For the Three Months Ended March 31, 2000 and March 31, 1999.

1. NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

HydroMaid International, Inc. (the "Company") was incorporated in 1992 in the State of Nevada and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid-Registered Trademark- (the "Product"). Technological improvements and field-testing were completed in 1997, and the Product was introduced to the market in 1998. The Company intends to market the Product worldwide; however, its primary market to date has been the United States. The Company operates from a leased facility of approximately 8,000 square feet near Salt Lake City, Utah. The majority of the Company's manufacturing is performed by one contractor in China.

Under accounting principles generally accepted in the United States ("GAAP"), the Company was classified as a development stage enterprise through December 31, 1998.

AGREEMENT WITH GENERAL ELECTRIC

On May 1, 2000, the Company entered into an agreement with the Appliance Division of General Electric Company ("GE") whereby GE will evaluate the Product for a period of six months.

REORGANIZATION

In December of 1998, the Company's predecessor entity completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the "Reorganization."

BASIS OF PRESENTATION

The Company has prepared its financial statements for the quarters ended March 31, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000 and for the quarters ended March 31, 2000 and 1999 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

The results of operations for the quarters ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

RECLASSIFICATIONS

Certain amounts in the 1999 financial statements have been reclassified to conform to their 2000 presentation.

2. INVENTORY

Inventory consists of the following at March 31, 2000 and December 31, 1999:

                                                  2000              1999
                                            ----------------  ----------------
Components                                  $       513,705   $      486,984
Finished goods                                      790,637          774,264
Finished goods on consignment                        64,676           64,676
                                            ----------------  ----------------
                                                  1,369,018        1,325,924
Less valuation allowance                           (417,674)        (420,000)
                                            ----------------  ----------------

                                            $       951,344   $      905,924
                                            ================  ================

At March 31, 2000 and December 31, 1999, the inventory valuation allowance included approximately $385,000 resulting from write-downs for estimated obsolescence created by design changes during the Product's development.

3. STOCK OPTIONS

The Company has issued stock options to purchase shares of common stock to key employees and consultants. A total of 600,000 options exercisable at $.25 per share, 500,000 options exercisable at $5.50 per share and 167,500 options exercisable at $5.00 per share are currently issued. These options are subject to periodic vesting. A total of 401,667 of the issued options were vested and exercisable as of March 31, 2000, and an additional 62,500 became vested and exercisable on April 1, 2000. The weighted average exercise price of the options exercisable at March 31, 2000, approximates $2.82 per share.

4. STOCK-BASED COMPENSATION AND OTHER EXPENSES

The Company has entered into an agreement with Steve Young ("Young") to retain his services as a Director for a two-year period. Young is a quarterback for the San Francisco 49ers, a professional football team. Based on the market price of the Company's common stock when the issuance of the 200,000 shares to Young was authorized, the Company recorded compensation expense of approximately $240,000 for the year ended December 31, 1999 and $286,000 for the quarter ended March 31, 2000.

Deferred compensation of approximately $687,000 at March 31, 2000 represents the cost attributable to the services Young has agreed to provide for the period April 1, 2000 to October 19, 2000. Such amount has been reported as a deduction from stockholders' equity in the March 31, 2000 balance sheet.

The Company entered into an agreement with a manufacturer to issue an additional 50,000 shares of the Company's common stock (at no cost to the recipient) under certain conditions over a three year period.

5. INCOME TAXES

For the period June 24, 1992 (inception) through December 31, 1998, the Company was considered a start-up entity for federal and state income tax purposes. As a result, research and development and start-up expenses were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. This item is the only significant temporary difference at March 31, 2000 and December 31, 1999. In addition, in 1999 the Company recorded compensation expense of approximately $240,000 related to stock issued for services. Such expense is not deductible for income tax reporting purposes.

The income tax expense for the quarter ended March 31, 2000 principally represents the tax effect of the estimated temporary difference (see preceding paragraph) which reversed during such period. The previously reported income tax benefit of $284,000 for the quarter ended March 31, 1999 has been restated to reflect income tax expense of $40,000, based on a change in estimated start-up expenses deferred at December 31, 1998 for income tax reporting purposes. Because of the 100% valuation allowance on the related deferred tax asset, such restatement did not affect the net loss reported for the quarter ended March 31, 1999.

6. COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company had outstanding commitments of approximately $2,070,000 to purchase finished goods from a vendor in China. Because of the agreement with GE discussed in Note 1, the vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the vendor in the amount of approximately $240,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product's design.

7. LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid-Registered Trademark- water-powered garbage disposal. Since the introduction of the HydroMaid to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the year ended December 31, 1999 was approximately $4,000,000 on sales of approximately 2,000 units. However, management believes that the Company will have sufficient cash to meet its obligations for the year ending December 31, 2000 based upon its cash balance at March 31, 2000 of approximately $4,900,000.

8. COMMON STOCK ISSUED WITH WARRANTS

In December 1999, the Company agreed to accept an equity investment from a group of investment funds associated with Bain Capital ("Bain") to purchase certain restricted stock of the Company in a private offering. Pursuant to the related agreement, 750,000 common shares were issued to Bain. Because the Company received payment for such shares in the quarter ended March 31, 2000, the 750,000 shares were reported as subscribed stock at December 31, 1999 and as issued common stock at March 31, 2000.

In January 2000, the Company received payment for the 750,000 subscribed common shares at a price of $4.44 per share and simultaneously issued 1,000,000 detached stock-purchase warrants at a price of $0.01 per warrant. Each warrant entitles the owner, on or before January 21, 2005, to (a) purchase one share of Company stock at a price of $7.50 per share or (b) convert the warrant directly to common shares, using a formula based on the then current market price of the Company's stock.

The warrants discussed above (and any stock issued upon their exercise or conversion) have not been registered under the Securities Act. Thus, such warrants and any stock issued as a result thereof are restricted securities under Federal securities laws.

Based on the Black-Scholes stock option pricing model, the warrant conversion price per unit, the market price of the Company's stock, and certain assumptions, management has estimated that the issue-date fair value of such warrants approximates $2,000,000. Such amount has been reported as subscribed warrants at December 31, 1999 and as issued warrants at March 31, 2000.

9. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average number of common shares outstanding for the quarters ended March 31, 2000 and 1999 approximated 26,820,000 and 24,302,000, respectively.

As more fully described in the notes to the financial statements in the Company's annual report on Form 10-KSB for 1999, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS.

The Company's plan of operation for the next 12 months is to continue to actively manufacture, market, and distribute the HydroMaid-TM- water-powered garbage disposal. Additionally, on May 1, 2000, the Company entered into an agreement with the Appliance Division of General Electric Company ("GE") whereby GE will evaluate the Product for a period of six months.

During 1999, HydroMaid worked to solidify its manufacturing capabilities in the U.S. and overseas. To meet anticipated demand and to lower production costs, the Company established a manufacturing facility in China to supplement its domestic manufacturing. The operation in China is capable of producing and shipping up to 30,000 disposal units per month.

During the first quarter of 2000, the Company attended two of the largest annual kitchen industry tradeshows and plans to continue to actively market the HydroMaid throughout 2000. The Company raised additional capital during the first quarter of 2000 to assist in its sales and marketing efforts during the upcoming year. With revenues generated from sales and its cash from the sale of common stock, HydroMaid believes it has sufficient capital resources to fund operations through the next year.

PRINCIPAL PRODUCT.

The Company is engaged in the development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid. The

HydroMaid is a water-powered garbage disposal which uses household water pressure to push five stainless steel cutting blades. These blades oscillate and cut through waste that normally damages or creates problems for traditional electric disposals such as chicken bones, potato peels, avocado pits, walnut shells, and fibrous foods like celery.

RESULTS OF OPERATIONS.

Net sales for the three months ended March 31, 2000 were $84,480 compared to $32,878 for the comparable period in 1999. Cost of sales increased to $26,804 compared to $20,278 for the comparable period in 1999.

The gross profit margin increased from 38% for the three months ended March 31, 1999 to 68% for the comparable period in 2000. This increase in gross margins resulted from improved sourcing of materials and manufacturing of the product. The Company anticipates its gross margin will continue to increase as the product design further stabilizes and volume sales begin to be realized.

Operating expenses were $1,189,955 for the three months ended March 31, 2000 compared to $779,278 for the comparable period in 1999. These cost increases are attributable to the Company securing manufacturing capabilities to meet anticipated demand and active promotional efforts of the HydroMaid.

The Company experienced a net loss before income tax benefit and corresponding net loss per share of $1,069,864 and $0.04, respectively, for the three months ended March 31, 2000, compared to a net loss before income tax benefit and net loss per share of $766,678 and $0.03, respectively, for the comparable period in 1999.

LIQUIDITY.

The Company presently has working capital to fund operations through the next twelve months. Cash on hand at March 31, 2000 totaled $4,885,276 compared to $2,901,758 at December 31, 1999. Total assets increased to $7,447,270 at March 31,2000 from $5,069,290 at December 31, 1999; while total liabilities decreased to $281,640 at March 31, 2000 from $507,758 at December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Changes in Securities.

During January 2000, a group of investment funds associated with Bain Capital purchased a total of 750,000 shares of restricted Common Stock and warrants to purchase 1 million additional shares of Common Stock at the price of $7.50 per share, for the aggregate purchase price of $3,337,500. The warrants expire on January 21, 2005.

Between June and November 1999, the Company raised $4,800,000 through the private sale of 1,200,000 shares of its common stock to accredited investors. The shares of common stock offered through the private placement were not registered under any federal or state securities laws; rather, the shares were offered pursuant to available exemptions from registration.

The shares of common stock offered through the private offerings during 1999 and 2000 were not registered under the Securities Act of 1933 ("the Act") based upon an exemption available under Section 4(2), including Rule 506 under Regulation D. The facts the Company relied upon to make the exemption available include: the Company placed the Offering itself; only accredited investors were permitted to invest in the Offering; the Company's current business and financial information was made available to all investors; no form of general solicitation or general advertising was used; and each investor was asked to represent that he or she was purchasing the shares for himself or herself with no view to resell the shares, he or she was aware the securities have not been registered under the Act, and he or she was aware that a legend regarding the restriction on transfer of the shares would appear on each certificate issued pursuant to the offering. Culley W. Davis, the Company's Chief Executive Officer, purchased 745,000 shares of the offering for $3,200,000. The proceeds from the private offering were used to fund operations.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.  Other Information.

None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.*

         None.

(b)      Reports on Form 8-K.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HYDROMAID INTERNATIONAL, INC.



Date: 5/10/00                               BY: /s/ CULLEY W. DAVIS
                                            ------------------------------------
                                               President and Director



Date: 5/10/00                               BY: /s/ JOHN W. NAGEL
                                            ------------------------------------
                                               Chief Financial Officer and
                                               Director