Form 10QSB
period 2000-06-30
HYDROMAID INTERNATIONAL INC
filed 2000-08-18
CIK 1054524

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------


                          Commission File No. 02-23729


                          HYDROMAID INTERNATIONAL, INC.
                          -----------------------------
              (Exact name of Small Business Issuer in its Charter)

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

(Former name, former address and former fiscal year, if changed since last report): None


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

                 June 30, 2000: Common Stock - 26,886,538 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                          HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                              Page
PART I.    FINANCIAL INFORMATION                                                4

Item 1. Financial Statements:                                                   4

Condensed Balance Sheets as of June 30, 2000 and
December 31, 1999                                                               5

Condensed Statements of Operations for the Three-month and Six-month
Periods Ended June 30, 2000 and June 30, 1999.                                  6

Condensed Statements of Cash Flows for the Three-month and Six-month
Periods Ended June 30, 2000 and June 30, 1999.                                  7

Notes to Condensed Financial Statements for the Three-month and
Six-month Periods Ended June 30, 2000 and June 30, 1999.                        8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            11

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                     12

Item 2.  Changes in Securities                                                 12

Item 3.  Defaults Upon Senior Securities                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                   12

Item 5.  Other Information                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                     13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                         HYDROMAID INTERNATIONAL, INC.
                           CONDENSED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                                June 30, 2000       December 31, 1999
                                                                                  Unaudited              Audited
                                                                                ------------        -----------------
                                     ASSETS
Current Assets
     Cash                                                                       $  3,470,964          $  2,901,758
     Accounts receivable                                                              73,514                71,261
     Inventory, net                                                                1,039,282               905,924
     Prepaid expenses and other assets                                               889,590               184,874
                                                                                ------------          ------------
         Total Current Assets                                                      5,473,350             4,063,817

Property and equipment, net                                                          884,527               744,117

Patents, net of accumulated amortization                                             101,797                93,861
Advances to related parties                                                          219,827               167,495
                                                                                ------------          ------------
            TOTAL ASSETS                                                        $  6,679,501          $  5,069,290
                                                                                ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                      $    287,125          $    507,758

Stockholders' Equity
     Common stock, par value $.001/ share, 30,000,000 shares authorized               26,887                26,807
         06/30/2000:  26,886,538 outstanding
         12/31/1999:  26,807,000 outstanding
     Additional paid-in capital                                                   18,071,667            18,041,093
     Subscriptions, stock options and deferred compensation                         (582,286)           (4,567,408)
     Accumulated deficit                                                         (11,123,892)           (8,938,960)
                                                                                ------------          ------------
         Total stockholders' equity                                                6,392,376             4,561,532
                                                                                ------------          ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  6,679,501          $  5,069,290
                                                                                ============          ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED

                                                 Three Months         Three Months         Six Months            Six Months
                                                Ended June 30,       Ended June 30,       Ended June 30,       Ended June 30,
                                                     2000                 1999                2000                  1999
                                                --------------       --------------       --------------       --------------
Revenues
     Sales                                       $    72,855          $    37,839          $   167,359          $    70,717
     Less returns and allowances                     (11,280)                (638)             (21,305)                (638)
                                                 -----------          -----------          -----------          -----------
                                                      61,575               37,201              146,054               70,079

Cost of sales                                         20,963               33,250               47,767               53,528
                                                 -----------          -----------          -----------          -----------
     Gross profit                                     40,612                3,951               98,287               16,551


Operating expenses
     Selling and distribution expenses               283,988              301,420              607,612              477,760
     General and administrative expenses             869,197              441,211            1,691,904              902,832
     Research and development                         57,039               53,063              100,663              194,380
                                                 -----------          -----------          -----------          -----------
                                                   1,210,224              795,694            2,400,179            1,574,972

Loss before income tax benefit                    (1,169,612)            (791,743)          (2,301,892)          (1,558,421)

Interest income                                       54,544                   --              116,960                   --

Income tax benefit
     Current                                              --                   --                   --                   --
     Deferred                                        412,000              293,000              808,000              577,000

     Less valuation allowance                       (412,000)            (293,000)            (808,000)            (577,000)
                                                 -----------          -----------          -----------          -----------
Net (loss)                                       $(1,115,068)         $  (791,743)         $(2,184,932)         $(1,558,421)
                                                 ===========          ===========          ===========          ===========
Basic and diluted loss per share                 $     (0.04)         $     (0.03)         $     (0.08)         $     (0.06)
                                                 ===========          ===========          ===========          ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED



                                                                Three Months      Three Months       Six Months        Six Months
                                                               Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                                    2000              1999              2000              1999
                                                               --------------    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                $(1,115,068)      $  (791,743)      $(2,184,932)      $(1,558,421)
     Adjustments to reconcile net (loss) to
       net cash used by operating activities:
             Depreciation and amortization                          59,039            37,137           108,163            71,930
             Stock option and grant expense                        330,981            14,449           647,621            55,100
             Changes in operating assets and liabilities:
                Accounts receivable                                (37,227)           (5,672)           (2,253)          (10,491)
                Inventory                                          (87,938)            7,576          (133,359)           75,951
                Prepaid expenses                                  (506,855)            6,056          (704,717)           15,689
                Accounts payable and accrued expenses                5,484            (3,049)         (220,632)         (273,560)
                                                               -----------       -----------       -----------       -----------
         Net cash (used) by operating activities                (1,351,584)         (735,246)       (2,490,109)       (1,623,802)
                                                               -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                         (68,681)          (46,889)         (240,486)         (154,279)
     Acquisition of patents                                         (4,436)           (3,665)          (16,023)          (14,925)
     Deposit on tooling and production                                  --          (250,000)               --          (250,000)
                                                               -----------       -----------       -----------       -----------
         Net cash (used) by investing activities                   (73,117)         (300,554)         (256,509)         (419,204)
                                                               -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on note payable                                 --            (1,570)               --            (2,671)
     Advances from related party                                      (445)          248,469           (52,331)          172,167
     Advances against notes payable                                                  300,000                             300,000
     Proceeds from issuance of common stock                                          395,000                           1,595,000
     Proceeds from contribution of paid-in capital                  10,833                --         3,368,155                --
                                                               -----------       -----------       -----------       -----------
         Net cash provided by financing activities                  10,388           941,899         3,315,823         2,064,495
                                                               -----------       -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH                                 (1,414,312)          (93,901)          569,206            21,489

CASH AT BEGINNING OF PERIOD                                      4,885,276           135,732         2,901,758            20,342
                                                               -----------       -----------       -----------       -----------
CASH AT END OF PERIOD                                          $ 3,470,964       $    41,831       $ 3,470,964       $    41,831
                                                               ===========       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Deferred compensation -- beginning of period              $   895,267       $   278,561       $ 1,211,907       $   201,837
     Add:  Stock options granted, net of forfeitures                    --                --                --           117,375
     Deduct:  Stock option and grant expense                      (330,981)          (14,449)         (647,621)          (55,100)
                                                               -----------       -----------       -----------       -----------
     Deferred compensation -- end of period                    $   564,286       $   264,112       $   564,286       $   264,112
                                                               ===========       ===========       ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

HYDROMAID INTERNATIONAL, INC.
Notes to the Unaudited Condensed Financial Statements
For the Three-month and Six-month Periods Ended June 30, 2000 and June 30, 1999.

1.   NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

HydroMaid International, Inc. (the "Company") was incorporated in 1992 in the State of Nevada and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid(R) (the "Product"). Technological improvements and field-testing were completed in 1997, and the Product was introduced to the market in 1998. The Company intends to market the Product worldwide; however, its primary market to date has been the United States. The Company operates from a leased facility of approximately 8,000 square feet near Salt Lake City, Utah. The majority of the Company's manufacturing is performed by one contractor in China.

Under accounting principles generally accepted in the United States ("GAAP"), the Company was classified as a development stage enterprise through December 31, 1998.

AGREEMENT WITH GENERAL ELECTRIC

On May 1, 2000, the Company entered into a six-month agreement with the Appliance Division of General Electric Company ("GE") whereby GE will evaluate the Product for a period of six months.

REORGANIZATION

In December of 1998, the Company's predecessor entity completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the "Reorganization."

BASIS OF PRESENTATION

The Company has prepared its financial statements for the three-month and six-month periods ended June 30, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1999 financial statements have been reclassified to conform to their 2000 presentation.


2.   INVENTORY

Inventory consists of the following at June 30, 2000 and December 31, 1999:

                                         2000                  1999
                                      -----------          -----------
Components                            $   547,905          $   486,984
Finished goods                            844,375              774,264
Finished goods on consignment              64,676               64,676
                                      -----------          -----------
                                        1,456,956            1,325,924
Less valuation allowance                 (417,674)            (420,000)
                                      -----------          -----------
                                      $ 1,039,282          $   905,924
                                      ===========          ===========


At June 30, 2000 and December 31, 1999, the inventory valuation allowance included approximately $385,000 resulting from write-downs for estimated obsolescence created by design changes during the Product's development.

3.   STOCK OPTIONS

The Company has issued stock options to purchase shares of common stock to key employees and consultants. A total of 556,668 options exercisable at $.25 per share, 500,000 options exercisable at $5.50 per share and 167,500 options exercisable at $5.00 per share are outstanding at June 30, 2000. These options are subject to periodic vesting. A total of 420,834 of the issued options were vested and exercisable as of June 30, 2000, and an additional 62,500 became vested and exercisable on July 1, 2000. The weighted average exercise price of the options exercisable at June 30, 2000 approximates $3.48 per share.

4.   STOCK-BASED COMPENSATION AND OTHER EXPENSES

The Company has entered into an agreement with Steve Young to retain his services as a Director for a two-year period. Until recently, Mr. Young was a quarterback for the San Francisco 49ers, a professional football team. Based on the market price of the Company's common stock when the issuance of the 200,000 shares was authorized, the Company recorded compensation expense of approximately $240,000 for the year ended December 31, 1999, and $300,000 and $587,000 for the three-month and six-month periods ended June 30, 2000.

Deferred compensation of approximately $387,000 at June 30, 2000 represents the cost attributable to the services Mr. Young has agreed to provide for the period July 1, 2000 to October 19, 2000. Such amount has been reported as a deduction from stockholders' equity in the June 30, 2000 balance sheet.

The Company previously entered into an agreement with a manufacturer to issue an additional 50,000 shares of the Company's common stock under certain conditions over a three year period.

5.   INCOME TAXES

For the period June 24, 1992 (inception) through December 31, 1998, the Company was considered a start-up entity for federal and state income tax purposes. As a result, research and development and start-up expenses were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. This item is the only significant temporary difference at June 30, 2000 and December 31, 1999. In addition, the Company recorded compensation expense related to stock issued for services in the amounts of $240,000 for 1999 and $587,000 for the six-months ended June 30, 2000. Such expense is not deductible for income tax reporting purposes.

The income tax benefit for the six-months ended June 30, 2000 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income tax at a rate of approximately 5%.

6.   COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company had outstanding commitments of approximately $2,070,000 to purchase finished goods from a vendor in China. Because of the agreement with GE discussed in Note 1, the vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has advanced to the vendor approximately $840,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product's design.

7.   LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid(R) water-powered garbage disposal. Since the introduction of the HydroMaid to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the year ended December 31, 1999 was approximately $4,000,000 on sales of approximately 2,000 units. However, management believes that the Company will have sufficient cash to meet its obligations for the next twelve months based upon its cash balance at June 30, 2000 of approximately $3,500,000.

8.   LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average numbers of common shares outstanding for the quarters ended June 30, 2000 and 1999 were 26,853,462 and 24,409,890, respectively, and for the six-month periods ended June 30, 2000 and 1999, 26,836,566 and 24,356,354, respectively.

As more fully described in the notes to the financial statements in the Company's annual report on Form 10-KSB for 1999, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is antidilutive.

9.   SUBSEQUENT EVENTS

In July 2000, the Company announced completion of the design of a new atmospheric anti-siphon device that will enable the HydroMaid disposal to meet the back flow prevention requirements for plumbing codes in all 50 states. That same month the Company announced that its CEO, Culley W. Davis, had traveled to Europe to meet with several potential distributors of its product. The Company also announced that its Japanese distributor recently placed its largest order to date for 650 HydroMaid units. While the volume of international sales to date has been modest, the Company views these initial contacts in Europe and sales in Japan as positive developments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 2000 were $61,575 compared to $37,201 for the comparable period in 1999. Cost of sales decreased to $20,963 for the three months ended June 30, 2000 compared to $33,250 for the comparable period in 1999. Net revenues for the six months ended June 30, 2000 were $146,054 compared to $70,079 for the comparable period in 1999. Cost of sales decreased to $47,767 for the six months ended June 30, 2000 compared to $53,528 for the comparable period in 1999.

The gross profit margin increased from 11% for the three months ended June 30, 1999 to 66% for the comparable period in 2000, and from 24% for the six months ended June 30, 1999 to 67% for the comparable period in 2000. This increase in gross margins resulted from improved sourcing of materials and manufacturing of the Product in China. The Company anticipates its gross margin will remain at the higher level as the product design further stabilizes and volume sales begin to be realized.

Operating expenses were $1,210,224 for the three months ended June 30, 2000 compared to $795,694 for the comparable period in 1999. Such expenses were $2,400,179 for the six months ended June 30, 2000 compared to $1,574,972 for the comparable period in 1999. These cost increases are attributable to the Company obtaining the services of Mr. Young as a Director as noted in Item 1 above and expanded manufacturing, warehousing and selling/promotional activities to meet anticipated demand.

The Company experienced a net loss and corresponding loss per share of $1,115,068 and $0.04, respectively, for the three months ended June 30, 2000, compared to a net loss and loss per share of $791,743 and $0.03, respectively, for the comparable period in 1999. The Company experienced a net loss and corresponding loss per share of $2,184,932 and $0.08, respectively, for the six months ended June 30, 2000, compared to a net loss and loss per share of $1,558,421 and $0.06, respectively, for the comparable period in 1999.

LIQUIDITY

The Company presently has sufficient working capital to fund operations through the next twelve months. Cash on hand at June 30, 2000 totaled $3,470,964 compared to $2,901,758 at December 31, 1999. Total assets increased to $6,679,501 at June 30,2000 from $5,069,290 at December 31, 1999;
while total liabilities decreased to $287,125 at June 30, 2000 from $507,758 at December 31, 1999.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

See previous reports.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.*

     None.

(b)  Reports on Form 8-K.

     None.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HYDROMAID INTERNATIONAL, INC.


Date: 8/18/00                          By: /s/ CULLEY W. DAVIS
                                          ----------------------------------
                                           Chief Executive Officer and Director



Date: 8/18/00                          By: /s/ JOHN W. NAGEL
                                          ----------------------------------
                                           Chief Financial Officer and
                                           Director