Form 10QSB
period 2000-09-30
HYDROMAID INTERNATIONAL INC
filed 2000-11-14
CIK 1054524

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

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


                             1350 E. Draper Parkway
                               Draper, Utah 84020
                         ------------------------------
                    (Address of Principal Executive Offices)


                    Issuer's Telephone Number: (801) 553-8790

(Former name, former address and former fiscal year, if changed since last report): 12222 South 1000 East, Suite 1
          Draper, Utah 84020


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

              September 30, 2000: Common Stock - 26,886,538 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                          HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                Page
PART I.    FINANCIAL INFORMATION                                                  4

Item 1. Financial Statements:                                                     4

Balance Sheets as of September 30, 2000 and December 31, 1999                     5

Statements of Operations for the Three-month and Nine-month Periods Ended
September 30, 2000 and September 30, 1999.                                        6

Statements of Cash Flows for the Three-month and Nine-month Periods Ended
September 30, 2000 and September 30, 1999.                                        7

Notes to Financial Statements for the Three-month and Nine-month Periods
Ended September 30, 2000 and September 30, 1999.                                  8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                            11

PART II. OTHER INFORMATION                                                       12

Item 1. Legal Proceedings                                                        13

Item 2. Changes in Securities                                                    13

Item 3. Defaults Upon Senior Securities                                          13

Item 4. Submission of Matters to a Vote of Security Holders                      13

Item 5. Other Information                                                        13

Item 6. Exhibits and Reports on Form 8-K                                         13

SIGNATURES                                                                       13


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

                          HYDROMAID INTERNATIONAL, INC.
                              BALANCE SHEETS
                 SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                 SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                     UNAUDITED                 AUDITED
                                                                                 ------------------       -----------------
                                  ASSETS
Current Assets
      Cash                                                                          $  2,093,337             $  2,901,758
      Accounts receivable                                                                194,263                   71,261
      Notes receivable                                                                   500,000                     --
      Inventory, net                                                                     999,532                  905,924
      Prepaid expenses and other assets                                                  949,028                  184,874
                                                                                    ------------             ------------
           Total Current Assets                                                        4,736,160                4,063,817

Property and equipment, net                                                              857,123                  744,117

Patents, net of accumulated amortization of:                                              97,235                   93,861
      09/30/00    $153,717
      12/31/99    $141,068
Advances to related parties                                                              282,243                  167,495
                                                                                    ------------             ------------
                TOTAL ASSETS                                                        $  5,972,761             $  5,069,290
                                                                                    ============             ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable and accrued expenses                                         $    133,720             $    507,758

Stockholders' Equity
      Common stock, par value $.001/ share, 30,000,000 shares authorized                  26,887                   26,807
           09/30/2000:  26,886,538 outstanding
           12/31/1999:  26,807,000 outstanding
      Additional paid-in capital                                                      18,071,667               18,041,093
      Subscriptions, stock options and deferred compensation                            (251,305)              (4,567,408)
      Accumulated deficit                                                            (12,008,208)              (8,938,960)
                                                                                    ------------             ------------
           Total stockholders' equity                                                  5,839,041                4,561,532
                                                                                    ------------             ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,972,761             $  5,069,290
                                                                                    ============             ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                    UNAUDITED

                                                 Three Months         Three Months         Nine Months          Nine Months
                                                    Ended                Ended                Ended                Ended
                                                 September 30,        September 30,        September 30,       September 30,
                                                     2000                 1999                 2000                1999
                                                 -----------          -----------          -----------          -----------
Revenues
     Sales                                       $   165,218          $    74,732          $   332,577          $   145,449
     Less returns and allowances                      (7,813)              (1,204)             (29,118)              (1,842)
                                                 -----------          -----------          -----------          -----------
                                                     157,405               73,528              303,459              143,607

Cost of sales                                         98,033               39,658              145,801               93,186
                                                 -----------          -----------          -----------          -----------
     Gross profit                                     59,372               33,870              157,658               50,421

Operating expenses
     Selling and distribution expenses               221,517              237,931              829,129              715,689
     General and administrative expenses             714,818              368,909            2,406,722            1,271,742
     Research and development                         56,984               70,697              157,646              265,077
                                                 -----------          -----------          -----------          -----------
                                                     993,319              677,537            3,393,497            2,252,508

Loss before income tax benefit                      (933,947)            (643,667)          (3,235,839)          (2,202,087)

Interest income                                       49,631                 --                166,591                 --

Income tax benefit
     Current                                            --                   --                   --                   --
     Deferred                                        313,000              238,000            1,122,000              815,000
     Less valuation allowance                       (313,000)            (238,000)          (1,122,000)            (815,000)
                                                 -----------          -----------          -----------          -----------
Net (loss)                                       $  (884,316)         $  (643,667)         $(3,069,248)         $(2,202,087)
                                                 ===========          ===========          ===========          ===========
Basic and diluted loss per share                 $     (0.03)         $     (0.03)         $     (0.11)         $     (0.09)
                                                 ===========          ===========          ===========          ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                    UNAUDITED

                                                       Three Months       Three Months      Nine Months       Nine Months
                                                          Ended              Ended             Ended             Ended
                                                       September 30,      September 30,     September 30,     September 30,
                                                           2000               1999              2000             1999
                                                       -----------        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                            $  (884,316)      $  (643,667)      $(3,069,248)      $(2,202,087)
  Adjustments to reconcile net (loss) to net cash
    used by operating activities:
      Depreciation and amortization                          62,612            51,245           170,775           123,175
      Stock option and grant expense                        330,981            36,199           978,602            91,299
      Changes in operating assets and liabilities:
        Accounts receivable                                (120,748)          (46,339)         (123,002)          (56,831)
        Inventory                                            39,750           (87,437)          (93,608)          (11,486)
        Prepaid expenses and other assets                   (59,437)          (35,707)         (764,154)           59,982
        Accounts payable and accrued expenses              (153,407)          273,500          (374,038)              (61)
                                                        -----------       -----------       -----------       -----------
    NET CASH USED IN OPERATING ACTIVITIES                  (784,566)         (452,206)       (3,274,673)       (1,996,009)
                                                        -----------       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                     (30,646)         (203,265)         (271,131)         (357,544)
  Acquisition of patents                                       --             (16,727)          (16,023)          (31,652)
  Deposit on tooling and production                            --              94,000              --            (236,000)
  Issuance of note receivable                              (500,000)             --            (500,000)             --
                                                        -----------       -----------       -----------       -----------
    NET CASH USED IN INVESTING ACTIVITIES                  (530,646)         (125,992)         (787,154)         (625,196)
                                                        -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on note payable                           --              (1,689)             --              (4,360)
  Advances from related party                               (62,415)          572,190          (114,747)          744,357
  Advances against notes payable                                             (300,000)                               --
  Proceeds from issuance of common stock                                      310,250                           1,905,250
  Proceeds from contribution of paid-in capital                --                --           3,368,155              --
                                                        -----------       -----------       -----------       -----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (62,415)          580,751         3,253,408         2,645,247
                                                        -----------       -----------       -----------       -----------
NET (DECREASE) INCREASE IN CASH                          (1,377,627)            2,553          (808,421)           24,042

CASH AT BEGINNING OF PERIOD                               3,470,964            41,831         2,901,758            20,342
                                                        -----------       -----------       -----------       -----------
CASH AT END OF PERIOD                                   $ 2,093,337       $    44,384       $ 2,093,337       $    44,384
                                                        ===========       ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Deferred compensation -- beginning of period          $   564,286       $   264,112       $ 1,211,907       $   201,837
  Add: Stock options granted, net of forfeitures               --                --                --             117,375
  Deduct: Stock option and grant expense                   (330,981)          (36,199)         (978,602)          (91,299)
                                                        -----------       -----------       -----------       -----------
  Deferred compensation -- end of period                $   233,305       $   227,913       $   233,305       $   227,913
                                                        ===========       ===========       ===========       ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

HYDROMAID INTERNATIONAL, INC.
Notes to the Financial Statements
For the Three-month and Nine-month Periods Ended September 30, 2000 and September 30, 1999.


1.   NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

HydroMaid International, Inc. (the "Company") was incorporated in 1992 in the State of Nevada and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid-Registered Trademark- (the "Product"). Technological improvements and field-testing were completed in 1997, and the Product was introduced to the market in 1998. The Company intends to market the Product worldwide; however, its primary market to date has been the United States. In August 2000 the company relocated to a new leased facility of approximately 5,000 square feet near Salt Lake City, Utah. The majority of the Company's manufacturing is performed by one contractor in China.

Under accounting principles generally accepted in the United States ("GAAP"), the Company was classified as a development stage enterprise through December 31, 1998.

AGREEMENT WITH GENERAL ELECTRIC

On May 1, 2000, the Company entered into an agreement with the Appliance Division of General Electric Company ("GE") whereby GE will evaluate the Product. On October 30, 2000, the Company agreed to extend the period for evaluation of the product under the agreement with GE through December 31, 2000.

REORGANIZATION

In December of 1998, the Company's predecessor entity completed a reverse acquisition with a publicly traded company; such merger is hereinafter referred to as the "Reorganization."

BASIS OF PRESENTATION

The Company has prepared its financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1999 financial statements have been reclassified to conform to their 2000 presentation.


2.   NOTE RECEIVABLE

The Company issued a $500,000 note receivable for a period not to exceed 12 months, bearing an annual interest rate of 12%; interest is payable monthly. The Company retains the option right to convert any portion of the note to common stock of the borrowing company until the note matures.


3.   INVENTORY

Inventory consists of the following at September 30, 2000 and December 31, 1999:

                                      2000              1999
                                   -----------       -----------
Components                         $   547,905       $   486,984
Finished goods                         804,625           774,264
Finished goods on consignment           64,676            64,676
                                   -----------       -----------
                                     1,417,206         1,325,924
Less valuation allowance              (417,674)         (420,000)
                                   -----------       -----------
                                   $   999,532       $   905,924
                                   ===========       ===========

At September 30, 2000 and December 31, 1999, the inventory valuation allowance included approximately $385,000 resulting from write-downs for estimated obsolescence created by design changes during the Product's development.


4.   STOCK OPTIONS

The Company has issued stock options to purchase shares of common stock to key employees and consultants. A total of 556,668 options exercisable at $.25 per share, 500,000 options exercisable at $5.50 per share and 167,500 options exercisable at $5.00 per share are outstanding at September 30, 2000. These options are subject to periodic vesting. A total of 483,331 of the issued options were vested and exercisable as of September 30, 2000, and an additional 62,500 became vested and exercisable on October 1, 2000. The weighted average exercise price of the options exercisable at September 30, 2000 approximates $3.74 per share.


5.   STOCK-BASED COMPENSATION AND OTHER EXPENSES

The Company entered into an agreement with Steve Young to retain his services for a two-year period. Based on the market price of the Company's common stock when the issuance of the 200,000 shares was authorized, the Company recorded compensation expense of approximately $240,000 for the year ended December 31, 1999, and $300,000 and $887,000 for the three-month and nine-month periods ended September 30, 2000, respectively.

Deferred compensation of approximately $86,000 at September 30, 2000 represents the cost attributable to the services Mr. Young has agreed to provide for the period October 1, 2000 to October 19, 2000. Such amount has been reported as a deduction from stockholders' equity in the September 30, 2000 balance sheet.

The Company previously entered into an agreement with a manufacturer to issue an additional 50,000 shares of the Company's common stock under certain conditions over a three-year period.


6.   INCOME TAXES

For the period June 24, 1992 (inception) through December 31, 1998, the Company was considered a start-up entity for federal and state income tax purposes. As a result, research and development and start-up expenses were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. This item is the only significant temporary difference at September 30, 2000 and December 31, 1999. In addition, the Company recorded compensation expense related to stock issued for services in the amounts of $240,000 for 1999 and $887,000 for the nine-months ended September 30, 2000. Such expense is not deductible for income tax reporting purposes.

The income tax benefit for the nine-months ended September 30, 2000 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income tax at a rate of approximately 5%.


7.   COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company had outstanding commitments of approximately $2,070,000 to purchase finished goods from a vendor in China. Because of the agreement with GE discussed in Note 1, the vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the vendor in the amount of approximately $840,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product's design.


8.   LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid water-powered garbage disposal. Since the introduction of the HydroMaid to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the nine-months ended September 30, 2000 was approximately $3,300,000 on sales of approximately 1,800 units. However, management believes that the Company will have sufficient cash to meet its obligations for the next 12 months based upon its cash balance at September 30, 2000 of approximately $2,100,000.


9.   LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock (as retroactively adjusted for the effect of the Reorganization) outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average number of common shares outstanding for the quarters ended September 30, 2000 and 1999 were 26,886,538 and 24,536,239, respectively, and for the nine-month periods ended September 30, 2000 and 1999, 26,853,345 and 24,416,974, respectively.

As more fully described in the notes to the financial statements in the Company's annual report on Form 10-KSB for 1999, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is antidilutive.


10.  CONCENTRATION OF CREDIT RISK

At September 30, 2000, one international customer accounted for approximately 74% of accounts receivable. The customer maintains a good payment history with the Company and was within current credit terms.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2000 were $157,405 compared to $73,528 for the comparable period in 1999. Cost of sales increased to $98,033 compared to $39,658 for the comparable period in 1999. Net sales for the nine months ended September 30, 2000 were $303,459 compared to $143,607 for the comparable period in 1999. Cost of sales increased to $145,801 compared to $93,186 for the comparable period in 1999.

The gross profit margin decreased from 46% for the three months ended September 30, 1999 to 38% for the comparable period in 2000. This decrease is due to a charge of $45,200 to Cost of Goods sold for replacement of components with newer designs. The Gross Profit Margin increased from 35% for the nine months ended September 30, 1999 to 52% for the comparable period in 2000. This increase in gross margin resulted from improved sourcing of materials and manufacturing of the product. The Company anticipates its gross margin will remain at the higher level as the product design further stabilizes and volume sales begin to be realized.

Operating expenses were $993,319 for the three months ended September 30, 2000 compared to $677,537 for the comparable period in 1999. They were $3,393,497 for the nine months ended September 30, 2000 compared to $2,252,508 for the comparable period in 1999. These cost increases are attributable to the Company obtaining the services of Mr. Young as noted in Item 1 above and expanded manufacturing, warehousing and selling/promotional activities to meet anticipated demand.

The Company experienced a net loss before income tax benefit and corresponding net loss per share of $884,316 and $0.03, respectively, for the three months ended September 30, 2000, compared to a net loss before income tax benefit and net loss per share of $643,667 and $0.03, respectively, for the comparable period in 1999. The Company experienced a net loss before income tax benefit and corresponding net loss per share of $3,069,248 and $0.11, respectively, for the nine months ended September 30, 2000, compared to a net loss before income tax benefit and net loss per share of $2,202,087 and $0.09, respectively, for the comparable period in 1999.

LIQUIDITY

The Company presently has working capital to fund operations through the next 12 months. Cash on hand at September 30, 2000 totaled $2,093,337 compared to $2,901,758 at December 31, 1999. Total assets increased to $5,972,761 at September 30,2000 from $5,069,290 at December 31, 1999; while total liabilities decreased to $133,720 at September 30, 2000 from $507,758 at December 31, 1999.

SUBSEQUENT EVENTS

The design of an atmospheric anti-syphon control valve that will meet both U.S. and international backflow prevention requirements has been finalized. HydroMaid along with the engineering expertise of a Boston based worldwide leader in backflow prevention will have a working prototype on or before November 30, 2000.

The company continues to expand into international markets by announcing the signing of distributorship agreements with companies representing the United Kingdom and South Africa. Initial orders of 1,100 units have been placed by both of these distributors. The Asian distributor based out of Japan continues to aggressively market and sell the product. Another order in excess of 1,200 units is expected prior to December 1, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

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


                                       HYDROMAID INTERNATIONAL, INC.



Date: 11/14/00                         By: /s/ CULLEY W. DAVIS
                                           -----------------------------
                                           President and Director



Date: 11/14/00                         By: /s/ JOHN W. NAGEL
                                           -----------------------------
                                           Chief Financial Officer and
                                           Director