Form 10KSB40
period 2000-12-31
HYDROMAID INTERNATIONAL INC
filed 2001-04-02
CIK 1054524

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

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

          1350 DRAPER PARKWAY
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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes /X/   No / /

     Revenues of the registrant for the fiscal year ended December 31, 2000 were $885,895.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2000 was $18,151,641 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau, LLC.

     The number of shares of the Common Stock of the registrant outstanding as of December 31, 2000 was approximately 26,915,000.

     Transitional Small Business Disclosure Format (check one):

          Yes / /            No /X/

PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of HydroMaid International, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other kitchen appliance manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's product, availability of capital, cost of labor (foreign and domestic), cost of raw materials, the political climate in China, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

     ORGANIZATION. The Company's predecessor entity was organized under the laws of the State of Nevada on May 19, 1919, under the name "Lincoln Divide Mining Company." Subsequently, the Company changed it name twice and later became "Cherokee Minerals and Oil, Inc." ("Cherokee") in 1980, before becoming HydroMaid International, Inc. on January 20, 1999.

     MERGERS AND REORGANIZATIONS. On December 11, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization") which resulted in the acquisition by the Company of 100% of the issued and outstanding shares of restricted Common Stock of Environmental Systems & Solutions, Inc. ("ESSI"), a Nevada corporation formed in 1992. The Reorganization qualified as a tax-free reorganization under Section 368(a)(1)(B) of the 1986 Internal Revenue Code. Under the terms of the Reorganization, the former stockholders of ESSI received four shares of the Company for each one share of ESSI and in the aggregate acquired approximately 92% of the issued and outstanding Common Stock of the Company.

BUSINESS

     Before the Reorganization, Cherokee was engaged in seeking and investigating potential assets, property, or businesses to acquire, and had had no material business operations for over five years. ESSI had been engaged primarily in research and development for six years before the Reorganization.

     PRINCIPAL PRODUCT. The Company is engaged in the research and development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid(TM). The HydroMaid(TM) is the world's first and only totally water-powered garbage disposal.

     The HydroMaid(TM) is able to process foods that conventional electric disposals cannot. The HydroMaid(TM) is environmentally safe, quiet, and has ninety percent fewer parts than electric disposals. The HydroMaid(TM) uses common household water pressure to oscillate five stainless steel blades.

     The HydroMaid(TM) uses normal household water pressure from the cold water line underneath the sink. Its multi-patented servomechanism harnesses household water pressure to push the five cutting blades 340 degrees. These blades cut through waste which normally damages or creates problems for traditional electric disposals such as chicken bones, potato peels, avocado pits, walnut shells, and fibrous foods like celery. The servomechanism is able to automatically shift into a harmless oscillating mode if silverware is accidentally dropped into the unit allowing the user to avoid damage to both silverware and the disposal.

     The HydroMaid(TM) is an environmentally friendly product for a variety of reasons. First, the cutting action of the HydroMaid(TM) produces such fine cut waste that it easily flushes through the drainage system, promoting faster decomposition as an aid to the environment. Second, because it uses no electricity, the HydroMaid(TM) reduces the consumption of energy. The HydroMaid(TM) retails for $299.

     MARKET SEGMENTS. The garbage disposal market consists of two main segments, domestic and international. The domestic market purchases approximately five million garbage disposals annually. The international market is virtually untapped by the electric disposal industry. In 1997, the Company believes there were less than 244,000 disposals exported throughout the world. The Company intends to distribute to both the domestic and international markets; although, no assurance of when significant sales may develop in either market can be provided.

     MARKETING AND DISTRIBUTION STRATEGY. In March 2000, the Company entered into a non-binding letter of intent with the Appliance Division of General Electric Company ("GE"). The Company and GE are currently attempting to negotiate a final agreement. Under the terms being discussed, GE could assume rights to distribute the HydroMaid(TM) in the US, Canada and Mexico, and the Company could retain rights to distribute the HydroMaid(TM) throughout the rest of the world.

     While domestic marketing has been largely suspended pending the outcome of the GE negotiations, the Company pursued and continues to pursue international marketing. These efforts have included development of distributorships for the HydroMaid(TM) and discussions of a potential technology licensing arrangement with a European appliance manufacturer.

     COMPETITIVE BUSINESS CONDITIONS. A recent study indicates that approximately 94% of the disposal market is controlled by two major companies:
In-Sink-Erator and Anaheim Manufacturing. As a result, the disposal market is extremely competitive. Because the major companies are so entrenched in the disposal market through the aid of massive product recognition, established distribution channels, and powerful financial resources, it is extremely difficult for other disposal manufacturers to successfully enter the market.

     While the Company's management recognizes that it is difficult to overcome competition and other market entry barriers, they believe that the HydroMaid(TM)'s unique technology will permit the Company to successfully distinguish itself from the major industry players and capture market share.

     SOURCES AND AVAILABILITY OF MATERIALS. The Company has entered into an agreement with MVP Industries ("MVP"), a China corporation, for the manufacture and assembly of the HydroMaid(TM). MVP can produce up to 40,000 units per month. The Company also has a relationship with Metric Tool & Die ("Metric"), an Illinois corporation, which manufactured the HydroMaid(TM) in limited quantities before primary manufacturing responsibility was assigned to MVP.

     The Company understands that there is economic and political risk in relying on just one or a few manufacturers and suppliers. To mitigate the risk of losing all or part of its product supply in the event that one of its manufacturers ceases to produce units of the HydroMaid(TM) for whatever reason, the Company is taking steps to diversify its sources for materials and the manufacturing of its product. In particular, Latin American production has been explored and is considered feasible.

     MAJOR CUSTOMERS. In the U.S., the HydroMaid(TM) is expected to be distributed primarily through plumbing wholesale houses, home improvement and appliance retailers, and new construction contractors. Internationally, the Company is currently focused on entering into agreements with master distributors who will provide a wholesaling function to appliance dealers within a national or multi-national territory.

     PATENTS AND TRADEMARKS. The Company holds nine patents issued in the United States and internationally and has three new patents pending in the United States and internationally covering the HydroMaid(TM). The Company also holds a registered trademark on the HydroMaid(TM) name.

     RESEARCH AND DEVELOPMENT. The Company spent $207,415 in 2000 and $649,257 in 1999 for research and development. It is expected that this amount will increase in 2001 as work is performed on product modifications.

     WARRANTY. The Company currently supports the HydroMaid(TM) with a ten-year warranty to the original consumer against any defects in workmanship or material, provided that the product has not been subject to abuse or alteration. There is a lifetime warranty on the housing and steel blades, and the Company will buy the HydroMaid(TM) back from customers after the ten year warranty expires for $25 cash or a $35 credit toward the purchase of a new unit.

     EMPLOYEES. As of December 31, 2000, the Company employed 15 employees, seven of whom work full-time and eight of whom work part-time. None of the Company's employees is covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 4,600 square feet of office and warehouse space owned by Lighthouse, Inc., the wholly-owned corporation of Culley W. Davis, the Chairman and CEO of the Company. The office is located at 1350 Draper Parkway, Draper, Utah 84020. The month-to-month lease provides for rent of $25.00 per square foot per year for office space and $14.00 per square foot per year of warehouse space. The amount of space in the building occupied by HydroMaid International, Inc. is subject to fluctuation as employment is increased or decreased. For the 4,600 square feet presently occupied, the annual rent would be approximately $110,000.

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

     There were no items submitted to a vote of security holders in 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE

     The following table sets forth, for the period from December 1998 through December 2000, the high and low bid quotations each quarter for the Common Stock as reported by the OTC Bulletin Board. The Company's stock began trading on October 12, 1998 and trades under the stock symbol "HYII." The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

COMMON STOCK PRICE

                          High           Low
                         ------         ------
   2000
1st Quarter              9.8125         4.3750
2nd Quarter              4.4375         0.9688
3rd Quarter              2.9375         1.6875
4th Quarter              1.7500         0.7812

   1999
1st Quarter              4.5000         2.2500
2nd Quarter              5.8750         2.5625
3rd Quarter              7.1250         4.6250
4th Quarter              6.8125         4.6875


     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 2000, the approximate number of record holders of the Company's Common Stock was 506.

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

     During January 2000, a group of investment funds associated with Bain Capital purchased a total of 750,000 shares of restricted Common Stock and warrants to purchase one million additional shares of Common Stock at the price of $7.50 per share, for the aggregate purchase price of $3,337,500. The warrants expire on January 21, 2005.

     During 1998, the Company, through ESSI before the Reorganization, raised approximately $4,408,000 through private offerings of its stock. In 1999, the Company raised an additional $7,242,000 through the private sale of 1,851,000 shares of its common stock to accredited investors. The shares of common stock offered through the private placements were not registered under any federal or state securities laws; rather, the shares were offered pursuant to available exemptions from registration. Culley W. Davis, the Company's Chief Executive Officer, purchased 745,000 shares of the 1999 offering for $3,200,000. The proceeds from the private offerings are being used to fund operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999. During the year ended December 31, 2000, the Company had net sales of $885,895, compared to net sales of $248,665 during 1999, an increase of $637,230. The increase occurred primarily in the international arena with major sales in Japan and the United Kingdom. The associated cost of sales for 2000 was $640,105 compared to cost of sales of $223,085 for 1999.

     The Statement of Operations for 1999 included in the financial statements filed herewith has been reclassified from that presented in the 1999 Form 10-KSB. Some expenses classified as General and Administrative Expenses in the 1999 report have been reclassified as Cost of Goods Sold in this report. There is no change to the Net Loss, nor to the Basic and Diluted Loss per Share. The 2000 and 1999 data reported herein have been treated consistently.

     Selling and Distribution costs for 2000 were $1,026,805 compared to $1,082,250 for 1999, a decrease of $55,445. This decrease is attributable to a reduction in staffing for the sales function commensurate with the cooperative endeavor with GE underway throughout much of 2000.

     General and Administrative Expenses for 2000 were $3,204,153 compared to $2,139,794 for 1999, an increase of $1,064,359. This increase is attributable primarily to non-cash stock option and grant compensation of nearly $1.2 million expensed in 2000 in association with accounting for options and stock grants to employees and directors, an increase of approximately $812,000 for this expense over 1999. The remaining $252,000 in increase occurred in a variety of expense categories: consulting fees, directors' and officers' insurance premiums, charitable contributions, 401K matching payments, etc.

     Research and development costs for 2000 totaled $207,415 as compared to $649,257 for 1999, a decrease of $441,842. A potential cooperative development endeavor with GE was in an evaluation mode throughout most of 2000. The product refinement projects defined through that effort are likely to result in increased research and development expenditures in 2001.

     The Company experienced a net loss of $3,979,318 during 2000 compared to a net loss of $3,820,547 for the comparable period in 1999, an increase in losses of $158,771. When losses are adjusted for non-cash charges (i.e., depreciation, amortization, provisions for future charges and stock-based compensation), operating losses declined in 2000 by more than $500,000.

     The Company's inventory increased from $905,924 at December 31, 1999 to $974,206 at December 31, 2000. The product design review that occurred as part of the cooperative development agreement in 2000 disclosed a need for some modifications to permit compliance with plumbing regulations in many markets and to reduce the probability of warranty returns in the future. These modifications are being developed and implemented in 2001, both with rework of units in inventory and with changes in future production once it resumes. Management anticipates that all of the inventory on hand at the end of 2000 will be sold once these modifications have been effected. The costs of these modifications to the inventory will be expensed as they are incurred.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998. During the year ended December 31, 1999, the Company had sales of $248,665, compared to sales of $54,828 during 1998, an increase of $193,837. The associated cost of sales for 1999 was $187,804 (before the reclassifications discussed above) compared to cost of sales of $53,045 for 1998.

     The Statement of Operations for 1998 included in the financial statements filed in the 1999 Form 10-KSB was reformatted from that presented in the 1998 Form 10-KSB. Selling and Distribution Expenses were segregated from General and Administrative Expenses, and some expenses classified as Operating Expenses in the 1998 report were reclassified as Research and Development Expenses in the 1999 report. The 1999 and 1998 data reported in the 1999 Form 10-KSB were treated consistently.

     Selling and Distribution costs for 1999 were $1,082,250 compared to $424,092 for 1998, an increase of $658,158. This increase was attributable to a full year of employment for our sales administration staff in 1999 versus a partial year in 1998, the addition of a warehousing operation in mid-year 1999, and more extensive promotional endeavors in 1999, all of which went hand-in-hand with the startup of volume production in 1999.

     General and Administrative Expenses for 1999 were $2,175,075 (before the reclassifications discussed above) compared to $2,808,941 for 1998, a decrease of $633,866. The reduction came from lower expenditures for outside consultants, travel, and allocated charges from Pinnacle Enterprises, Inc. and Pinnacle Enterprises, Ltd., related companies. The 1998 accounting included nearly $1.5 million in charges from the Pinnacle companies for payments they had made on behalf of the Company and for allocations of their overhead. While there was an overall reduction in this classification of expense, it should be noted that the Company incurred a significant ($363,763) new non-cash expense item in 1999 associated with accounting for options and stock grants to employees and directors.

     Research and development costs for 1999 totaled $649,257 as compared to $673,491 for 1998, a decrease of $24,234. As the Company began distributing the product, additional modifications were required to be made for which the Company incurred research and development costs and pursued additional patents.

     The Company experienced a net loss of $3,820,547 during 1999 compared to a net loss of $3,904,741 for the comparable period in 1998, a decrease in losses of $84,194.

     The Company's inventory increased from $479,580 at December 31, 1998 to $905,924 at December 31, 1999.

LIQUIDITY

     At the end of 2000, the Company had $711,904 in cash and $1,325,000 in notes receivable due before the end of 2001. The Company's operating cash flow deficit for the year 2000 was approximately $3,950,000, of which approximately $550,000 was a one-time advance to the manufacturer in China to indemnify costs already incurred for deferred production. Management believes that the Company will have sufficient cash to meet its obligations during 2001 based upon the year-end 2000 cash balance, collection of accounts and notes receivable and sales from inventory. Management does not anticipate needing to raise any additional capital to fund operations during 2001, but should such needs arise management believes they would be met by further private offerings of the Company's Common Stock.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     In conjunction with the Reorganization of ESSI, the Company changed auditors in January 1999. The Company's former accountants Jones, Jensen & Co. were dismissed effective January 26, 1999, and Squar, Milner & Reehl, LLP, now known as Squar, Milner, Reehl & Williamson, LLP, was appointed as the Company's principal accountants. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with the former accountant and are no disagreements with the current accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountant's report on the December 31, 1998 financial statements of Cherokee included an explanatory paragraph which expressed substantial doubt about the entity's ability to continue as a going concern. The Company filed an 8-K concerning the change of auditors on February 1, 1999 which is incorporated by reference.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-KSB:

     1.   Financial Statements for the Years Ended December 31, 2000 and 1999:

          Independent Auditors' Report
          Balance Sheets
          Statements of Operations
          Statements of Stockholders' Equity
          Statements of Cash Flows
          Notes to Financial Statements

                                  EXHIBIT INDEX

Number    Exhibits
 2.1      Agreement and Plan of Reorganization (1)
                Exhibit A-List of ESSI Shareholders
                Exhibit B-Letter of Intent*
                Exhibit C-Schedule of Options
                  and Contingent Issuance of Shares
                Exhibit D-Exceptions
                Exhibit E-ESSI Patents
                Exhibit F-ESSI Bank Accounts
                Exhibit G-Cherokee Exceptions
                Exhibit H-Cherokee Financial Statements
                Exhibit I-Cherokee Bank Accounts
                Exhibit J-Form of Power of Attorney

 3.1      Initial Articles of Incorporation (2)

 3.2      Articles of Merger dated January 15, 1973 (2)

 3.3      Certificate of Amendment to Articles of Incorporation dated May 10,
          1973 respecting name change (2)

 3.4      Certificate of Amendment to Articles of Incorporation dated July 16,
          1973 Setting Board of Director numbers (2)

 3.5      Certificate of Amendment to Articles of Incorporation dated May 14,
          1974 respecting name change and authorized capital (2)

 3.6      Certificate of Amendment to Articles of Incorporation dated October 8,
          1976 respecting name change (2)

 3.7      Certificate of Amendment to Articles of Incorporation dated February
          25, 1980 respecting name change (2)

 3.8      Certificate of Amendment to Articles of Incorporation dated April 5,
          1996 respecting reverse split (2)

 3.9      Certificate of Amendment to Articles of Incorporation dated January
          29, 1998 respecting par value change (2)

 3.10     Certificate of Amendment to Articles of Incorporation dated January
          20, 1999 respecting change of name

 3.11     Bylaws of HydroMaid International, Inc., a Nevada Corporation

10.1 HydroMaid International, Inc. 1997 Stock Option and Incentive Plan and form of Incentive Stock Option and Non-Qualified Stock Option
          Agreements* (3)

10.2      Promissory note dated August 7, 2000 made by Southeastern Rain
          Fresh, Inc.

10.3      Promissory note dated November 8, 2000 made by Lighthouse, Inc.

10.4      Promissory note dated December 20, 2000 made by Liquitek Enterprises, Inc.


(1) Incorporated by reference to Form 8-K/A1 filed December 9, 1998 under the Company's former name, Cherokee Minerals and Oil, Inc.

(2) Incorporated by reference to Form10SB 12G filed February 5, 1998 under the Company's former name, Cherokee Minerals and Oil, Inc.

(3)  Incorporated by reference to Form 14A filed October 21, 1999.

*    Management contract or compensatory plan.

(b)  Reports on Form 8-K.

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 29th day of March, 2001.


                                   HYDROMAID INTERNATIONAL, INC.

                                   By: /s/ CULLEY W. DAVIS
                                       -----------------------------------
                                       Culley W. Davis, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                   Date
---------                -----                                   ----


/s/ CULLEY W. DAVIS      Chairman of the Board                   March 29, 2001
-----------------------  Chief Executive Officer
Culley W. Davis          (Principal Executive Officer)


/s/ MARK S. BREWER       Vice, President, Director               March 29, 2001
-----------------------
Mark S. Brewer


/s/ JOHN W. NAGEL        Chief Financial Officer, Director       March 29, 2001
-----------------------
John W. Nagel


/s/ BRUCE H. HAGLUND     Director, Secretary                     March 29, 2001
-----------------------
Bruce H. Haglund

                          HYDROMAID INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          INDEX TO FINANCIAL STATEMENTS





Independent Auditors' Report.................................................. 1

Balance Sheets................................................................ 2

Statements of Operations...................................................... 3

Statements of Stockholders' Equity............................................ 4

Statements of Cash Flows...................................................... 5

Notes to Financial Statements..................................................7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
HydroMaid International, Inc.

We have audited the accompanying balance sheets of HydroMaid International, Inc. (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroMaid International, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


SQUAR, MILNER, REEHL & WILLIAMSON, LLP


February 16, 2001
Newport Beach, California

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999

================================================================================




                                                                               2000                1999
                                                                         -------------        -------------
                              ASSETS

CURRENT ASSETS
     Cash                                                                $    711,904         $  2,901,758
     Accounts receivable, net                                                 621,208               71,261
     Inventory, net                                                           974,206              905,924
     Prepaid expenses and other assets                                        131,093               78,707
     Advances to foreign contractor                                           667,752              106,167
     Notes receivable from related parties                                    825,000                 --
     Note receivable                                                          500,000                 --
                                                                         ------------         -------------
                                                                            4,431,163            4,063,817

PROPERTY AND EQUIPMENT, NET                                                   804,415              744,117

PATENTS, NET                                                                   85,183               93,861

DUE FROM RELATED PARTIES                                                      303,833              167,495
                                                                         ------------         -------------

                                                                         $  5,624,594         $  5,069,290
                                                                         ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $    294,738         $    461,758

ACCRUED PRODUCT WARRANTY                                                       78,245               46,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001 per share,
         30,000,000 shares authorized;
         26,914,538 shares issued and outstanding
         at December 31, 2000; 26,807,000 shares
         issued and outstanding at December 31, 1999                           26,915               26,807
     Additional paid-in capital                                            18,274,550           18,041,093
     Subscriptions and deferred compensation                                 (131,576)          (4,567,408)
     Accumulated deficit                                                  (12,918,278)          (8,938,960)
                                                                         ------------         -------------
                                                                            5,251,611            4,561,532
                                                                         ------------         -------------

                                                                         $  5,624,594         $  5,069,290
                                                                         ============         ============


================================================================================
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

================================================================================



                                                                          2000                     1999
                                                                       ------------           -------------
REVENUES
     Sales                                                             $    924,383            $    254,863
     Less: returns and allowances                                           (38,488)                 (6,198)
                                                                       ------------            ------------
                                                                            885,895                 248,665

COST OF GOODS SOLD                                                          640,105                 223,085
                                                                       ------------            ------------

GROSS PROFIT                                                                245,790                  25,580

OPERATING EXPENSES
     Selling and distribution expenses                                    1,026,805               1,082,250
     General and administrative expenses                                  3,204,153               2,139,794
     Research and development                                               207,415                 649,257
                                                                       ------------            ------------
                                                                          4,438,373               3,871,301
                                                                       ------------            ------------

LOSS BEFORE INTEREST AND TAXES                                           (4,192,583)             (3,845,721)

INTEREST INCOME                                                             213,265                  25,174
                                                                       ------------            ------------

LOSS BEFORE TAXES                                                        (3,979,318)             (3,820,547)

INCOME TAX BENEFIT
     Current                                                                   --                      --
     Deferred                                                             1,300,000               1,491,000
     Less change in valuation allowance                                  (1,300,000)             (1,491,000)
                                                                       ------------            ------------
                                                                               --                      --
                                                                       ------------            ------------

NET LOSS                                                               $ (3,979,318)           $ (3,820,547)
                                                                       ============            ============

BASIC AND DILUTED LOSS PER SHARE                                           $  (0.15)              $   (0.16)
                                                                       ============            ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANING DURING THE YEAR                                   26,864,000              24,568,000
                                                                       ============            ============


================================================================================
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================


                                               Common Stock          Additional Subscriptions
                                       ---------------------------   Paid-in    and Deferred   Accumulated
                                          Shares         Amount       Capital   Compensation      Deficit        Total
                                       -----------   ------------- ------------ -------------  ------------   ------------
BALANCE - DECEMBER 31, 1998             24,000,000   $    24,000   $ 6,072,566  $   (201,837)  $ (5,118,413)  $    776,316
Common stock issued for cash             1,851,000         1,851     7,240,149          --             --        7,242,000
Common stock issued for services           200,000           200     1,212,300          --             --        1,212,500
Stock options granted                         --            --         161,334          --             --          161,334
Common stock subscribed                    756,000           756     3,354,744    (3,355,500)          --             --
Deferred compensation                         --            --            --      (1,010,071)          --       (1,010,071)
Net loss                                      --            --            --            --       (3,820,547)    (3,820,547)
                                       -----------   -----------   -----------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 1999             26,807,000        26,807    18,041,093    (4,567,408)    (8,938,960)     4,561,532
Common stock issued for cash                 2,872             3        11,485          --             --           11,488
Common stock issued for services            28,000            28       124,972          --             --          125,000
Stock options exercised                     76,666            77        19,090          --             --           19,167
Cash received for subscribed stock and
     warrants                                 --            --            --       3,337,500           --        3,337,500
Stock options granted                         --            --          77,910          --             --           77,910
Deferred compensation recognized              --            --            --       1,098,332           --        1,098,332
Net loss                                      --            --            --            --       (3,979,318)    (3,979,318)
                                       -----------   -----------   -----------  ------------   ------------   ------------

BALANCE - DECEMBER 31, 2000             26,914,538   $    26,915   $18,274,550  $   (131,576)  $(12,918,278)   $ 5,251,611
                                       ===========   ===========   ===========  ============   ============    ===========

================================================================================
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================


                                                                             2000                1999
                                                                        -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $  (3,979,318)      $  (3,820,547)
Adjustments to reconcile net loss to
     net cash used in operating activities
         Depreciation and amortization                                        227,718             164,908
         Provision for bad debts                                               11,738                   -
         Provision for obsolete inventory                                     (13,742)            240,000
         Provision for warranty claims                                         32,245              39,825
         Abandonment of patents pending                                             -              35,329
         Stock option and grant expense                                     1,176,242             363,763
         Stock issued for professional services                               125,000                   -
         Changes in operating assets and liabilities:
              Accounts receivable                                            (561,685)            (66,131)
              Inventory                                                       (54,540)           (666,344)
              Prepaid expenses and other assets                               (52,386)            (53,497)
              Advances to foreign contractor                                 (561,585)           (106,167)
              Due from related parties                                       (136,338)                  -
              Accounts payable and accrued expenses                          (167,020)             77,884
                                                                        -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                                      (3,953,671)         (3,790,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                        (271,131)           (311,077)
Acquisition of patents                                                         (8,207)             (3,005)
Issuance of notes receivable                                               (1,325,000)                  -
                                                                        -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,604,338)           (314,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable to related party                                 -             (36,563)
Advances from related party                                                         -           1,448,774
Repayment of advances from related party                                            -          (1,667,736)
Proceeds from issuance of common stock                                         30,655           7,242,000
Proceeds from issuance of subscribed stock and warrants
                                                                            3,337,500                   -
                                                                        -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   3,368,155           6,986,475
                                                                        -------------       -------------

NET (DECREASE) INCREASE IN CASH                                            (2,189,854)          2,881,416

CASH - beginning of year                                                    2,901,758              20,342
                                                                        -------------       -------------

CASH - end of year                                                      $     711,904       $   2,901,758
                                                                        =============       =============


                                   (continued)
================================================================================
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================


SUPPLEMENTAL DISCLOSURE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Conversion of deposit on tooling to
              property and equipment                               $          -     $        80,000
                                                                   ============     ===============

     Issuance of common stock for future services                  $          -     $     1,212,500
     Stock options granted                                               77,910             161,334
                                                                   ------------     ---------------
                                                                         77,910           1,373,834
     Less: stock option and grant expense                            (1,176,242)           (363,763)
                                                                   ------------     ---------------

     Deferred compensation activity, net                             (1,098,332)          1,010,071

     Deferred compensation - beginning of year                        1,211,908             201,837
                                                                   ------------     ---------------

     Deferred compensation - end of year                           $    113,576     $     1,211,908
                                                                   ============     ===============


================================================================================
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================

1. NATURE OF BUSINESS AND REORGANIZATION

NATURE OF BUSINESS

HydroMaid International, Inc. (the "Company") was incorporated in 1992 in the State of Nevada, and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid(R). Technological improvements and field-testing were completed in 1997, and the HydroMaid(R) was introduced to the market in 1999. The Company markets the HydroMaid(R) to a worldwide customer base. The Company operates from a leased facility near Salt Lake City, Utah. The majority of its manufacturing is performed by a single contractor in China.

The Company entered into a reverse reorganization with a publicly traded company that had no current operations on December 11, 1998; this transaction is referred to herein as "the Reorganization." The Company's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "HYII".

PROPOSED AGREEMENT WITH GENERAL ELECTRIC

On March 10, 2000, the Company entered into a non-binding letter of intent with the Appliance Division of General Electric Company ("GE") under which GE may obtain exclusive distribution rights to the HydroMaid(R) in the United States and Canada through October 31, 2003. The Company and GE are attempting to formalize a definitive agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of Company management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

================================================================================
PAGE 7

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances. At times, the Company's bank balance exceeded the amount insured by the Federal Deposit Insurance Corporation.

OTHER CONCENTRATIONS

The Company's business plan calls for virtually all product assembly and cutting blade manufacturing to take place in China. The majority of the Company's product assembly has been contracted to one company in China.

The Company's accounts receivable result from sales to a broad customer base of domestic and international customers. The Company extends credit to its customers based upon its evaluation of each customer's financial condition and credit history. The Company generally does not require collateral from its customers.

At December 31, 2000, three customers accounted for approximately 84% of accounts receivable; no other individual customer accounted for more than 10%. For the year ended December 31, 2000, two customers accounted for approximately 65% of net sales; no other customer accounted for more than 10%. No single customer accounted for more than 10% of accounts receivable or net sales as of or for the year ended December 31, 1999.

The Company performs periodic reviews of collectibility and provides an allowance against doubtful accounts receivable. Management considers the allowance for doubtful accounts at December 31, 2000 of approximately $9,000 to be adequate to provide for losses which may be sustained in the realization of these accounts. Management did not consider such an allowance to be necessary at December 31, 1999.

REVENUE RECOGNITION

Except when the Company has significant future performance obligations, revenue is recognized upon shipment of the HydroMaid(R). Shipments with unexpired rights-of-return or which otherwise do not qualify for full-accrual revenue recognition are accounted for by the Company as consignment transactions or are recorded as deferred revenue at the time of sale.

INVENTORY

Inventory is stated at the lower of cost (using the average cost method) or estimated market value. Management periodically reviews inventory and outstanding purchase commitments to identify any significant obsolete or slow-moving items and provides allowances for such items.

================================================================================
PAGE 8

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PATENTS

In 1992, the Company acquired trademarks and several patents on the HydroMaid(R). The Company capitalizes the cost and related expenses of patents and patents pending, and amortizes them over the shorter of their remaining legal lives or their estimated economic life. In 1999, the Company wrote off costs related to abandoned patents pending of approximately $35,000. Accumulated amortization at December 31, 2000 and 1999 approximated $158,000 and $141,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended December 31, 2000 and 1999.

INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"), the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (Note 11).


================================================================================
PAGE 9

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING

Advertising costs are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense when incurred.

WARRANTY COSTS AND RELATED MATTERS

The Company provides a lifetime warranty on the HydroMaid's(R) housing and steel blades, and an unconditional ten-year warranty on workmanship and other components. The Company will buy the HydroMaid(R) back from customers after the ten-year warranty expires for $25 cash or a $35 credit toward the purchase of a new unit. Estimated warranty expense is recorded in the year of sale based on historical experience, product performance, and management's review of product quality as compared to the current state of the technology. It is reasonably possible that management's estimate of warranty expense and the related allowance for product warranty will change in the near term.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25").

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

Some of the options discussed in the preceding paragraph were granted before the Company became a publicly held entity. GAAP allows use of the minimum value method to measure the expense associated with such equity instruments. Under this method, such value is the grant-date estimated fair market value of the stock less the present value of the exercise price based on a risk-free rate of return over the contractual life of the option. The ten-year risk-free rate of return in mid-1997, which approximated 5.5%, was used to estimate the present value. This method ignores the expected volatility


================================================================================
PAGE 10

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS (continued)

of the underlying stock, which provides much of an option's value. The Company has not declared any cash dividends since inception; accordingly, dividends have not been considered in the fair value computation (Notes 9 and 10).

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares and potential common stock outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Securities that could potentially dilute basic loss per share in the future (Notes 9 and 10) were not included in the diluted-loss-per-share computation because their effect is antidilutive.

ELEMENTS OF OTHER COMPREHENSIVE INCOME

For the years ended December 31, 2000 and 1999, the Company did not have any elements of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME." Therefore, a statement of comprehensive income has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In the year ended December 31, 2001, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), as amended. Management does not believe that the Company engages in any of the activities described under SFAS 133. As such, no impact is expected to the Company's financial position or results of operations from adopting this standard.

RECLASSIFICATIONS

Certain amounts in the 1999 financial statements have been reclassified to conform to their 2000 presentation.


================================================================================
PAGE 11

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


3. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

The names and relationships of related parties referred to in these notes are set forth below (Company stock beneficial ownership percentages, which are as of December 31, 2000, are rounded):

o Culley W. Davis, founder, CEO and chairman of the Board of Directors; sole owner and CEO of Lighthouse, Inc. ("LI"), formerly Pinnacle Enterprises, Inc. ("PEI"), a debtor of the Company; a stockholder and chairman of the Board of Directors of Liquitek Enterprises, Inc. ("LEI"), a debtor of the Company; manager and general partner of Family Legacy, Ltd. ("FLL"); direct and beneficial owner of Company stock and options to purchase such stock (Note 9); controls approximately 12% of the outstanding stock of the Company. The Company occupied office space owned by LI in September 2000 and pays rent on a month-to-month basis. Rent expense paid to LI in 2000 totaled $38,000.

o Bruce H. Haglund, a director of the Company, the brother-in-law of the Company's CFO, owner of Company stock options (Note 9), and a less than 1% stockholder of the Company. Bruce H. Haglund is a partner in the law firm of Gibson, Haglund, & Paulsen ("GHP"), legal counsel to the Company. For the years ended December 31, 2000 and 1999, the Company paid or incurred legal fees to GHP of approximately $150,000 and $230,000, respectively. The Draper, Utah office of GHP rents office space from LI.

o Don Sullivan, sole owner of Metric Tool & Die, an Illinois corporation ("MTD"), a stockholder of the Company, with the right to acquire an additional 50,000 shares of the Company's common stock under certain conditions (Note 12). MTD is the Company's primary research and development facility, and was a domestic contractor for manufacturing and assembly in 1999.

Because the Company, LI, PEI, LEI, FLL, and other entities have commonality of ownership and/or management control, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

Other related party transactions are discussed elsewhere in these notes to the financial statements.


================================================================================
PAGE 12

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


4. INVENTORY

Inventory consists of the following at December 31:

                                                                  2000            1999
                                                             --------------  ---------------
Components                                                   $     551,039   $      486,984
Finished goods                                                     827,098          771,937
Finished goods on consignment                                            -           64,676
                                                             --------------  ---------------
                                                                 1,378,137        1,323,597
Less valuation allowance                                          (403,931)        (417,673)
                                                             --------------  ---------------

                                                             $     974,206   $      905,924
                                                             ==============  ===============

At December 31, 2000 and 1999, the inventory valuation allowance included approximately $385,000 resulting from estimated write-downs for obsolescence created by design changes during the product's development.


5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                                  2000            1999
                                                             --------------  ---------------

Machinery, equipment, and tooling                              $    477,877       $    472,987
Computer hardware and software                                       49,594             46,186
Furniture and fixtures                                               58,743             57,830
Vehicles                                                            126,147            126,147
Leasehold improvements                                              111,812            111,233
Demonstration equipment                                             393,878            132,537
                                                               ------------       ------------
                                                                  1,218,051            946,920
Accumulated depreciation and amortization                          (413,636)          (202,803)
                                                               ------------       ------------

                                                               $    804,415       $    744,117
                                                               ============       ============


Production tooling located in China approximated $180,000 at December 31, 2000 and 1999. Depreciation and amortization expense related to property and equipment approximated $211,000 and $147,000, respectively, for the years ended December 31, 2000 and 1999.


6. NOTES RECEIVABLE

In August 2000, the Company loaned $500,000 to an unrelated party in the water filtration business. The loan is evidenced by an unsecured note receivable maturing


================================================================================
PAGE 13

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


6. NOTES RECEIVABLE (continued)

August 7, 2001 and bearing interest at 12% per annum. Interest is payable monthly, and such payments are delinquent. The note provides that the Company may convert any portion of such note into common stock of the debtor prior to the note's maturity.

The Company issued a $300,000 note receivable on November 8, 2000 to Lighthouse, Inc. (see Note 3). The note bears interest at the rate of 6.2% per annum; principal and unpaid interest are due November 8, 2001. Accrued interest receivable on this note approximated $3,000 at December 31, 2000.

On December 20, 2000, the Company issued a $525,000 note receivable to Liquitek Enterprises, Inc. (see Note 3). The note bears interest at the rate of 6.2% per annum; principal and unpaid interest are due March 31, 2001. Accrued interest receivable on this note approximated $1,000 at December 31, 2000.


7. DUE FROM RELATED PARTIES

Lighthouse, Inc. and Liquitek Enterprises, Inc. (see Note 3) reimburse the Company for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits paid to Company personnel who perform services for Lighthouse, Inc. and Liquitek Enterprises, Inc. Allocations of personnel costs have been based primarily on actual time spent by Company employees; management believes that such allocation method is reasonable. Amounts charged to Lighthouse, Inc. and Liquitek Enterprises, Inc. have directly offset the Company's operating expenses by approximately $213,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively.

The Company reimburses Lighthouse, Inc. for certain allocated overhead expenses related to its rented office space. The Company nets the amount charged by Lighthouse, Inc. against the amounts charged for administrative expenses described in the preceding paragraph. Lighthouse, Inc. charged approximately $59,000 and $50,000, respectively, to the Company for allocated overhead for the years ended December 31, 2000 and 1999.

The Company periodically receives advances from and makes advances to Lighthouse, Inc. relating to common expenses and shared resources. Management's policy is to settle related party advances quarterly. During the year ended December 31, 1999, the Company received non-interest bearing unsecured advances from Lighthouse, Inc. approximating $1,449,000 and repaid Lighthouse, Inc. approximately $1,668,000. No such advances were made during the year ended December 31, 2000.


8. EQUITY SECURITIES

There are certain restrictions on the sale or other transfer of the Company's common stock issued (a) in connection with the Reorganization and (b) in certain other


================================================================================
PAGE 14

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


8. EQUITY SECURITIES (continued)

transactions. As to the Reorganization, such stock (generally referred to as "Rule 144 stock") was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from its requirements. Such restrictions begin to phase out after a one-year holding period. Rule 144 of the Securities and Exchange Commission allows a stockholder who has held restricted securities for at least one year to sell in any three-month period not more than the greater of (a) 1% of the number of shares outstanding or (b) the average weekly trading volume during the preceding four calendar weeks. These limitations do not apply to non-affiliated persons who have held restricted securities for at least two years.

The matters set forth in the preceding paragraph also apply to certain other securities of the Company, including the stock warrants discussed in Note 14. Subscriptions and deferred compensation in the accompanying December 31, 2000 balance sheet include $18,000 of subscribed common stock.


9. STOCK OPTIONS

1999 STOCK OPTION AND INCENTIVE PLAN

Effective September 20, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the "1999 Plan"), which permits the issuance of options for a maximum of 1.2 million shares. On the same date, the Company granted options for a total of 750,000 shares under the 1999 Plan as follows:


Culley W. Davis, as an employee, exercisable at $5.50 per share in three equal installments ending January 1, 2002, and expiring five years from the date of
   grant.                                                                                 250,000

Directors, exercisable at $5.50 per share in four equal quarterly installments
   ending January 1, 2001, and expiring ten years from the date of grant.                 300,000


Employees (other than Culley W. Davis), exercisable at $5.00 per share in three equal installments ending January 1, 2002, and expiring ten years from the
   date of grant.                                                                         175,000

Non-employees, exercisable at $5.00 per share in three equal installments ending
   January 1, 2002, and expiring ten years from the date of grant.                         25,000
                                                                                    -------------
                                                                                          750,000
Less forfeitures:
     Directors                                                                            (50,000)
     Employees                                                                            (55,000)
                                                                                    -------------
                                                                                         (105,000)
                                                                                    -------------

                                                                                          645,000
                                                                                    =============

================================================================================
PAGE 15

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


9. STOCK OPTIONS (continued)

1999 STOCK OPTION AND INCENTIVE PLAN (continued)

On December 28, 2000, the Company granted additional options for a total of 322,500 shares under the 1999 Plan as follows:

Directors, exercisable at $1.00 per share in three equal installments ending
   December 31, 2002, and expiring ten years from the date of grant.                     50,000

Employees, exercisable at $1.00 per share in three equal installments ending
   December 31, 2002, and expiring ten years from the date of grant.                    197,500
                                                                                   ------------

                                                                                        247,500
                                                                                   =============

As described in the "Non-Statutory Stock Options and Other Issuances" section of this note, options for a total of 500,000 shares (not under the 1999 Plan) were granted to Robert C. Gay, Culley W. Davis, Lester W.B. Moore, and Bruce H. Haglund during the year ended December 31, 2000.

The other significant provisions of the 1999 Plan, including those related to nonstatutory stock options, are substantially similar to those described below.

1997 STOCK OPTION AND INCENTIVE PLAN

Effective June 1, 1997, the Company adopted the 1997 Stock Option and Incentive Plan (the "1997 Plan"), which permits the issuance of options for a maximum of 2 million shares and has a life of ten years. Employee options to purchase common stock for $0.25 per share ($1.00 per share on the grant dates, determined by management to be at least 100% of the estimated pre-Reorganization fair market value of the predecessor entity's common stock) are generally exercisable in three equal annual installments beginning in January 2000.

For employees who own more than 10% of the Company's outstanding stock, such options are required to have a minimum exercise price of 110% of the grant-date estimated fair market value and expire five years after issuance. Options granted to other employees have a ten-year term. The pre-March 18, 1998 options of other employees have an exercise price of not less than the grant-date estimated fair market value.


================================================================================
PAGE 16

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


9. STOCK OPTIONS (continued)

1997 STOCK OPTION AND INCENTIVE PLAN (continued)

The employees' rights under the 1997 Plan are contingent upon (a) continued employment with the Company for at least six months after the grant date and (b) providing a representation that option shares are acquired for investment only, and not for sale. Employees may not dispose of shares acquired from exercising stock options within two years of the grant date or within one year after the exercise date.

Options to acquire 549,167 and 633,334 post-Reorganization common shares with an exercise price of $0.25 per share were outstanding at December 31, 2000 and 1999, respectively, under the 1997 Plan (including options owned by Culley W. Davis to acquire 72,500 shares).

NON-STATUTORY STOCK OPTIONS AND OTHER ISSUANCES

At December 31, 2000, Bruce H. Haglund owned non-statutory options to acquire a total of 175,000 shares as follows: (a) 100,000 shares under the 1997 Plan at $0.25 per share, which are exercisable in three equal annual installments beginning January 1, 2000, (b) 50,000 shares as a director under the 1999 Plan at $5.50 per share, which are exercisable in four equal quarterly installments beginning January 1, 2000, and (c) 25,000 shares as a director at $1.00 per share, which became exercisable on December 28, 2000. These options expire ten years from their respective grant dates.

On December 28, 2000, Lester W.B. Moore (President and a director of LEI) was granted non-statutory options to acquire 50,000 shares. These options were issued at $1.00 per share and were exercisable on the date of grant. These options expire ten years from such date.

On December 28, 2000, Robert C. Gay (a director of the Company) was granted non-statutory options to acquire 200,000 shares at $1.00 per share. These options were not issued under either the 1999 Plan or the 1997 Plan. Of the total options granted, 25,000 were issued for his services as a director. The options are exercisable on the date of grant and expire ten years from such date.

On December 28, 2000, Culley W. Davis was granted non-statutory options to acquire 225,000 shares at $1.00 per share. These options were not issued under either the 1999 Plan or the 1997 Plan. Of the total options granted, 25,000 were issued for his services as a director. The options are exercisable on the date of grant and expire ten years from such date.

Any grant of non-statutory stock options must be approved by a majority of disinterested directors of the Company. For accounting purposes, the vesting of such options is not contingent upon the optionee providing any future services.

================================================================================
PAGE 17

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================



9. STOCK OPTIONS (continued)

STOCK OPTION ACTIVITY

A summary of the aggregate stock option activity for the 1999 and 1997 Plans (including the non-statutory stock options and other issuances discussed above) for the years ended December 31, 2000 and 1999 is presented below (1997 Plan activity is presented in post-Reorganization shares):

                                                             2000                 1999
                                                       -----------------    ------------------
Options outstanding - beginning of year                       1,300,834              700,000
Options granted                                                 747,500              750,000
Options forfeited                                               (35,000)            (149,166)
Options exercised                                               (76,667)                   -
                                                       -----------------    ------------------

Options outstanding - end of year                             1,936,667            1,300,834
                                                       =================    ==================

Weighted average exercise price of options
  outstanding at end of year                           $           2.19     $           2.88
                                                       =================    ==================
Weighted average grant-date fair value of options
  granted during the year                              $           0.48     $           2.32
                                                       =================    ==================
Weighted average fair value of options granted
  during the year when exercise price exceeded
  the grant-date market price                          $           0.48     $           2.32
                                                       =================    ==================
Weighted average exercise price of options
  forfeited  during the year                           $           3.30     $           3.05
                                                       =================    ==================
Exercisable options - end of year                             1,123,334               33,334
                                                       =================    ==================
Weighted average remaining contractual life of
  options outstanding at end of year                                  7                    7
                                                       =================    ==================

Options exercisable at December 31, 2000 consist of the following:


EXERCISE PRICE                                              SHARES
--------------                                        -----------------
$     0.25                                                      159,167
      1.00                                                      582,500
      5.00                                                       48,334
      5.50                                                      333,333
                                                       ----------------

                                                              1,123,334
                                                       ================

On January 1, 2001, additional options for 324,167 shares became exercisable.

================================================================================
PAGE 18

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


9. STOCK OPTIONS (continued)

OTHER MATTERS

The disclosures in this paragraph apply to both the 1999 and the 1997 Plans. The estimated fair value of the options granted is amortized to expense over the options' vesting period. The fair value of stock options granted before December 11, 1998 has been estimated as described in Note 2. The fair value of stock options granted after December 10, 1998 has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted-average assumptions set forth below for issuances in the following years:

                                       2000                      1999
                                    ---------                  ----------
Expected life                       2.2 years                  2.2 years
Estimated volatility                     125%                        90%
Risk-free interest rate                  5.1%                       5.2%
Dividends                                Zero                       Zero

Under both stock option plans, the Company may grant stock appreciation rights and restricted stock awards. As of December 31, 2000, no such equity instruments had been granted.

Both stock option plans include a "poison-pill" clause that is triggered by certain defined events. Such events include (1) the acquisition of a majority of the Company's outstanding common stock, (2) a reorganization/merger/ consolidation whereby the Company is not the surviving entity, and (3) the sale of all or substantially all of the Company's assets in their entirety. If such an event occurs, all outstanding stock options and stock appreciation rights may become immediately exercisable or fully vested at the discretion of the Board of Directors; similarly, restricted stock may be freed of any restrictions at the discretion of the Board of Directors.

10. STOCK-BASED COMPENSATION AND OTHER EXPENSES

As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123. The Company recognized compensation expense related to such equity instruments of approximately $111,000 and $44,000 for the years ended December 31, 2000 and 1999, respectively. The expense incurred in 2000 represents costs associated with services performed by non-employees. The expense incurred in 1999 represents the cost associated with the Company's commitment to issue 50,000 post-Reorganization shares of common stock to Don Sullivan, based on the terms set forth in the "Commitment to Issue Common Stock" section of Note 12.

================================================================================
PAGE 19

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================



10. STOCK-BASED COMPENSATION AND OTHER EXPENSES (continued)

Incentive stock options granted to employees are accounted for using the intrinsic value method of APB 25. Estimated compensation expense related to such options approximated $91,000 and $81,000 for the years ended December 31, 2000 and 1999, respectively. If the fair value method of accounting had been applied to such options, the Company's reported net loss and loss per share would have been as follows for the years ended December 31:

                                                                        (In thousands,
                                                                    except per share data)
                                                               --------------------------------
                                                                    2000               1999
                                                               ---------------    -------------
Net loss, as reported                                          $      (3,979)     $      (3,821)
                                                               =============      =============

Net loss, pro forma                                            $      (4,848)     $      (3,981)
                                                               =============      =============

Basic and diluted loss per share, as reported                  $       (0.15)     $       (0.16)
                                                               =============      =============

Basic and diluted loss per share, pro forma                    $       (0.18)     $       (0.16)
                                                               =============      =============

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

On October 20, 1999, the Company entered into an agreement with Steve Young ("Young") to retain his services as a Director and a consultant for a two-year period (the "Young Agreement"). Young is a retired quarterback for the San Francisco 49ers, a professional football team. The Young Agreement provides that the Company will compensate Young by (a) issuing to him 200,000 shares of its restricted common stock for his first year of service as a Director, and (b) agreeing to issue to Young an additional 100,000 shares of restricted common stock after he has completed one year of service as a Director. Based on the market price of the Company's common stock when the issuance of the 200,000 shares was authorized, the Company recorded compensation expense of approximately $974,000 and $239,000 for the years ended December 31, 2000 and 1999, respectively.

The Young Agreement provides that, if it is terminated early for any reason related to Young's inability to perform the specified services or his alleged breach of contract, Young is required to (a) return any unearned shares of stock on a pro rata basis and (b), if applicable, waive his right to receive the additional 100,000 shares. If the Young Agreement is terminated early because of the Company's alleged breach of contract, Young will receive all 300,000 shares. The additional 100,000 shares have not been issued as of December 31, 2000. The Company and Mr. Young have agreed that such additional shares will be issued as he performs consulting services in the future.


================================================================================
PAGE 20

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================



11. INCOME TAXES

The Company was considered a start-up entity for federal and state income tax purposes from its 1992 inception through December 31, 1998. As a result, start-up expenses, including research and development, were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. The Company also has a tax net operating loss carryforward of approximately $9,100,000 at December 31, 2000, which principally expires in 2019 and 2020.

The Company's deferred tax asset approximated $4,500,000 and $3,200,000 at December 31, 2000 and 1999, respectively. Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

A summary of the activity in the deferred tax benefit and related 100% valuation allowance for the years ended December 31, 2000 and 1999 follows:


Balance - December 31, 1998                            $      1,709,000

Deferred benefit for 1999                                     1,491,000
                                                       -----------------

Balance - December 31, 1999                                   3,200,000

Deferred benefit for 2000                                     1,300,000
                                                       ----------------

Balance - December 31, 2000                            $      4,500,000
                                                       =================

The components of the deferred tax asset are as follows at December 31:


                                                          2000              1999
                                                     --------------     -------------
Tax net operating loss carryforward                  $    3,367,000     $   1,665,000
Deferred start-up costs                                   1,097,000         1,443,000
Other                                                        36,000            92,000
                                                     --------------     -------------
Deferred tax asset                                        4,500,000         3,200,000
Less valuation allowance                                 (4,500,000)       (3,200,000)
                                                     --------------     -------------

Net deferred tax asset                               $            -     $           -
                                                     ==============     =============

Certain reclassifications have been made to the December 31, 1999 deferred tax asset and related 100% valuation allowance, and the deferred tax provision for the year ended December 31, 1999.

In 1999, an additional income tax benefit (and an equal amount of valuation allowance) of approximately $60,000 was allocated to items credited directly to stockholders' equity.


================================================================================

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


11. INCOME TAXES (continued)

The income tax benefit for the years ended December 31, 2000 and 1999 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income taxes at an effective rate of approximately 3 %.

The Company's income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.


12. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space for a five-year period ending October 31, 2003, with an option to renew until September 2005. Rent expense under this lease increases 3% per annum. The Company is also responsible for insurance, utilities, property taxes and common area maintenance costs; such costs are subject to increase based on the lessor's actual expenses. In September 2000, the Company moved from these offices into a new building owned by Lighthouse, Inc. (Note 3) on a month-to-month basis. Effective November 2000, the Company entered into a 36-month sublease agreement for its former office space. The sublease calls for yearly 3% rent increases. The Company has also leased a 10,000 square-foot warehouse for a two-year period ending September 30, 2001 at an annual rent of approximately $50,000 plus common area maintenance costs of $750 per month.

Minimum annual rental commitments required under these non-cancelable operating leases are as follows for the years ending December 31:

                        Minimum
                         Lease        Sublease        Net Lease
                      Commitment       Income         Commitment
                      ----------    -----------      -----------
2001                  $  123,713    $   (79,510)     $  44,203
2002                      88,953        (89,300)          (347)
2003                      72,173        (76,268)        (4,095)
                      ----------    -----------      ---------

                      $  284,839    $  (245,078)     $  39,761
                      ==========    ===========      =========


Total rent expense, including common area maintenance and other related expenses, approximated $205,000 and $142,000 for the years ended December 31, 2000 and 1999, respectively.


================================================================================
PAGE 22

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


12. COMMITMENTS AND CONTINGENCIES (continued)

COMMITMENT TO ISSUE COMMON STOCK

In January 1999, the Company entered into a contract to memorialize the manufacturing and consulting arrangement with MTD and Don Sullivan. This contract required the Company to execute an agreement whereby 50,000 post-Reorganization shares of its restricted common stock would be issued at no cost to Don Sullivan, contingent upon (1) his continued employment by MTD and
(2) MTD maintaining its existing business relationship with the Company (Note
10).

During the year ended December 31, 2000, the parties executed a definitive agreement regarding the matters discussed above. Don Sullivan has represented that he is acquiring such stock for investment purposes only and that he is an "accredited investor" as that term is defined in the federal securities laws. This agreement provides that, if the conditions described in the preceding paragraph are not satisfied as of December 31, 2001, the rights to 10,000 shares of such stock will be subject to forfeiture.

As the equity instrument discussed above has an exercise price of zero, its grant-date fair value of approximately $130,000 has been estimated based exclusively on the market price of the Company's stock.

PURCHASE COMMITMENT AND RELATED CONTINGENT LIABILITY

At December 31, 2000, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from a contractor in China. Pending the outcome of the proposed agreement with GE discussed in Note 1, the contractor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the contractor in the amount of approximately $670,000 for any loss that may result from contractor-owned components if such inventory becomes obsolete due to a change in the product's design.


13. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid(R) water-powered garbage disposal. Since the introduction of the HydroMaid(R) to the marketplace in 1999, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the year ended December 31, 2000 was approximately $3,950,000 on sales of approximately 5,000 units. Management believes that the Company will have sufficient cash to meet its obligations for the year ending December 31, 2001 based upon the December 31, 2000 cash balance, collection of accounts and notes receivable, and sales of inventory aggregating approximately $2,660,000. Management anticipates that any additional cash requirements will be met by future private offerings of the Company's common stock or the exercise of outstanding stock-purchase warrants.


================================================================================
PAGE 23

================================================================================

                          HYDROMAID INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

================================================================================


14. SUBSCRIBED COMMON STOCK AND WARRANTS

In December 1999, the Company agreed to accept an equity investment from a group of investment funds associated with Bain Capital ("Bain") to purchase certain restricted common stock of the Company in a private offering. Pursuant to the related agreement, 750,000 common shares were issued to Bain. Because the Company received payment for such shares in the year 2000, the 750,000 shares have been reported as subscribed stock at December 31, 1999.

In January 2000, the Company received payment for the 750,000 subscribed common shares at a price of $4.44 per share and simultaneously issued 1,000,000 detached stock-purchase warrants at a price of $0.01 per warrant. All such warrants are outstanding at December 31, 2000. Each warrant entitles the owner, on or before January 21, 2005, to (a) purchase one share of Company stock at a price of $7.50 per share or (b) convert the warrant directly to common shares, using a formula based on the then current market price of the Company's stock. If the market price of the Company's common stock exceeds $10.00 for 30 consecutive trading days and the average daily trading volume for such period exceeds 100,000 shares, the Company has the right to accelerate the expiration date of the warrants to a date not earlier than 60 days after providing notice to that effect.

The warrants discussed above (and any stock issued upon their exercise or conversion) have not been registered under the Securities Act. Thus, such warrants and any stock issued as a result thereof are restricted securities as described in Note 8. Because of such restrictions and the magnitude of the investment, management determined that it was appropriate to discount the then current market price (approximately $5.00 per share) of the Company's common stock in the above transaction.

The Company has entered into an agreement with the investors who purchased the stock and warrants described above to make a good faith effort under certain circumstances to file a maximum of two effective registration statements under the Securities Act.


15. PROFIT SHARING PLAN

In January 2000, the Company established a defined contribution profit sharing plan (the "Plan") for eligible employees. Employees may contribute up to 15% of their gross wages, as defined in the Plan, subject to certain statutory limits. The Company may, at its discretion, make a profit-sharing contribution at year-end up to 15% of eligible employees' gross wages. During the year ended December 31, 2000, the Company provided matching contributions equal to 50% of the first 5% of each eligible employee's contribution and provided a profit sharing contribution equal to 3% of such employees' gross wages. These matching contributions vest to the employees over various periods as defined in the Plan agreement. The Company's contribution to the Plan for the year ended December 31, 2000 approximated $17,000.


================================================================================
PAGE 24