Form 10QSB
period 2001-03-31
HYDROMAID INTERNATIONAL INC
filed 2001-05-15
CIK 1054524

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001
                                    --------------

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

                                 Not applicable.
(Former name, former address and former fiscal year, if changed since last report):


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

                April 15, 2001: Common Stock - 26,924,538 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Transitional Small Business Issuer Format   Yes      No  X

                           HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                             Page
PART I.    FINANCIAL INFORMATION                                                               3

Item 1. Condensed Financial Statements:                                                        3

Condensed Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000 (audited)      4

Unaudited Condensed Statements of Operations for the Three-month Periods Ended
March 31, 2001 and March 31, 2000.                                                             5

Unaudited Condensed Statements of Cash Flows for the Three-month Periods Ended
March 31, 2001 and March 31, 2000.                                                             6

Notes to Unaudited Condensed Financial Statements for the Three-month Periods
Ended March 31, 2001 and March 31, 2000.                                                       7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                            11

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     12

Item 2.  Changes in Securities                                                                 12

Item 3.  Defaults Upon Senior Securities                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                                   12

Item 5.  Other Information                                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                     12


                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Unaudited Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Unaudited Condensed Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                         HYDROMAID INTERNATIONAL, INC.

                           CONDENSED BALANCE SHEETS

           MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)


                                                          MARCH 31, 2001       DECEMBER 31, 2000
                                                           (UNAUDITED)             (AUDITED)
                                                           ------------          -------------
                                    ASSETS

CURRENT ASSETS
     CASH                                                  $     68,940          $     711,904
     ACCOUNTS RECEIVABLE                                        551,539                621,208
     NOTES RECEIVABLE                                         1,325,000              1,325,000
     INVENTORY, NET                                             953,228                974,206
     PREPAID EXPENSES AND OTHER ASSETS                          766,125                798,845
                                                           ------------          -------------
         TOTAL CURRENT ASSETS                                 3,664,832              4,431,163

PROPERTY AND EQUIPMENT, NET                                     768,615                804,415

PATENTS, NET                                                    142,365                 85,183

ADVANCES TO RELATED PARTIES                                     387,172                303,833
                                                           ------------          -------------

            TOTAL ASSETS                                   $  4,962,984          $   5,624,594
                                                           ============          =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $    406,642          $     372,983

STOCKHOLDERS' EQUITY
     COMMON STOCK, par value $.001/share,
       30,000,000 shares authorized                              26,925                 26,915
         03/31/2001:  26,924,538 outstanding
         12/31/2000:  26,914,538 outstanding
     ADDITIONAL PAID-IN CAPITAL                              18,277,040             18,274,550
     SUBSCRIPTIONS, STOCK OPTIONS AND DEFERRED
      COMPENSATION                                             (103,182)              (131,576)
     ACCUMULATED DEFICIT                                    (13,644,441)           (12,918,278)
                                                           ------------          -------------
         TOTAL STOCKHOLDERS' EQUITY                           4,556,342              5,251,611
                                                           ------------          -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  4,962,984          $   5,624,594
                                                           ============          =============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                    UNAUDITED

                                                   THREE MONTHS       THREE MONTHS
                                                  ENDED MARCH 31,    ENDED MARCH 31,
                                                       2001              2000
                                                    -----------       -----------
REVENUES
     SALES                                            $  55,148         $  94,505
     LESS RETURNS AND ALLOWANCES                         (7,279)          (10,025)
                                                    -----------       -----------
                                                         47,869            84,480
COST OF SALES                                            20,979            26,804
                                                    -----------       -----------

     GROSS PROFIT                                        26,890            57,676

OPERATING EXPENSES
     SELLING AND DISTRIBUTION EXPENSES                  294,719           323,623
     GENERAL AND ADMINISTRATIVE EXPENSES                405,362           822,708
     RESEARCH AND DEVELOPMENT                            85,660            43,624
                                                    -----------       -----------
                                                        785,741         1,189,955
                                                    -----------       -----------
LOSS BEFORE INTEREST INCOME AND INCOME
  TAX BENEFIT                                          (758,851)       (1,132,279)

INTEREST INCOME                                          32,688            62,415

INCOME TAX BENEFIT                                            -                 -
                                                    -----------       -----------

NET (LOSS)                                          $  (726,163)      $(1,069,864)
                                                    ===========       ===========

BASIC AND DILUTED LOSS PER SHARE                    $     (0.03)      $     (0.04)
                                                    ===========       ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                         HYDROMAID INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                    UNAUDITED

                                                       THREE MONTHS     THREE MONTHS
                                                      ENDED MARCH 31,  ENDED MARCH 31,
                                                           2001             2000
                                                        ----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                         $ (726,163)     $(1,069,864)

     Adjustments to reconcile net (loss)
         to net cash used by operating
         activities:
             Depreciation and amortization                  65,773           49,124
             Stock option and grant expense                 28,394          316,640
             Changes in operating assets and
               liabilities:
                Accounts receivable                         69,669           34,973
                Inventory                                   20,979          (45,421)
                Prepaid expenses and other assets           32,720         (197,861)
                Accounts payable and accrued expenses       33,658         (226,116)
                                                        ----------      -----------

         NET CASH (USED) BY OPERATING ACTIVITIES          (474,970)      (1,138,525)
                                                        ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                 (25,742)        (171,804)
     Acquisition of patents                                (61,413)         (11,588)
                                                        ----------      -----------

         NET CASH (USED) BY INVESTING ACTIVITIES           (87,155)        (183,392)
                                                        ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances from related party                           (83,339)         (51,887)
     Proceeds from issuance of common stock                      -        3,357,322
     Proceeds from exercise of stock options                 2,500                -
                                                        ----------      -----------

         NET CASH PROVIDED BY (USED BY) FINANCING
           ACTIVITIES                                      (80,839)       3,305,435
                                                        ----------      -----------

NET (DECREASE) INCREASE  IN CASH                          (642,964)       1,983,518

CASH AT BEGINNING OF PERIOD                                711,904        2,901,758
                                                        ----------      -----------

CASH AT END OF PERIOD                                   $   68,940      $ 4,885,276
                                                        ==========      ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

HYDROMAID INTERNATIONAL, INC.
Notes to the Unaudited Condensed Financial Statements
For the Three-month Periods Ended March 31, 2001 and March 31, 2000.

1. NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

HydroMaid International, Inc. (the "Company") was incorporated in 1992 in the State of Nevada and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid(R) (the "Product"). Technological improvements and field-testing were completed in 1997, and the Product was introduced to the market in 1998. The Company is presently engaged in improving the Product to achieve universal compliance with plumbing codes and to enhance the overall quality and performance of the Product. The Company intends to market the Product worldwide. The Company operates from a leased facility near Salt Lake City, Utah. One contractor in China performs the majority of the Company's manufacturing.

AGREEMENT WITH GENERAL ELECTRIC

On March 10, 2000, the Company entered into a non-binding Letter of Intent with the Appliance Division of General Electric Company ("GEA") under which GEA may obtain exclusive distribution rights to the Hydromaid(R) in the United States and Canada through October 31, 2003. The mutual exploration being conducted under this Letter of Intent was terminated on April 19, 2001.

BASIS OF PRESENTATION

The Company has prepared its condensed financial statements for the three-month periods ended March 31, 2001 and 2000 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2000 financial statements have been reclassified to conform to their 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month period ended March 31, 2001, the Company adopted
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging activities" ("SFAS 133"), as amended.
Since the Company does not presently engage in activities covered by SFAS
133, there was no significant effect on the Company's March 31, 2001 financial statements.

2. NOTES RECEIVABLE

In August 2000, the Company loaned $500,000 to an unrelated party in the water filtration business. The loan is evidenced by an unsecured note receivable maturing August 7, 2001 and bearing interest at 12% per annum. Interest is payable monthly, and such payments were delinquent as of March 31, 2001. Subsequent to March 31, 2001 interest payments have been brought current and, as of the date of this filing, approximately $260,000 of the principal has been retired. Further, Culley W. Davis, CEO of the Company, has agreed to personally guarantee the remaining obligation under this note.

The Company issued a $300,000 note receivable on November 8, 2000 to Lighthouse, Inc., a related party. The note bears interest at the rate of 6.2% per annum; principal and unpaid interest are due November 8, 2001. Accrued interest receivable on this note approximated $7,200 at March 31, 2001.

On December 20, 2000, the Company issued a $525,000 note receivable to Liquitek Enterprises, Inc. ("Liquitek"), a related party. The note bears interest at the rate of 6.2% per annum; principal and unpaid interest were due March 31, 2001, but are delinquent as of the date of this filing. Liquitek is seeking financing on the real property obtained with these funds and plans to pay off this note with the proceeds from this financing. Liquitek has agreed to grant the Company a deed of trust as security for this note. Accrued interest receivable on this note approximated $9,000 at March 31, 2001.

3. STOCK OPTIONS EXERCISED

On February 5, 2001, 10,000 shares were issued upon exercise of an option granted under the Company's 1997 Stock Option Plan. The exercise price was $0.25 per share.

Subsequent to March 31, 2001, 66,667 shares were issued to Ronald L. LaFord, the Company's former President, upon his exercising an option granted to him under the Company's 1997 Stock Option Plan. The exercise price was $0.25 per share.

4. INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.

Based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of deferred income tax assets, due mostly to net operating loss carryforwards, may not be realized. As such, management has provided 100% allowances against the deferred tax asset and deferred tax benefit as of and for the periods ended March 31, 2001 and 2000.

5. COMMITMENTS AND CONTINGENCIES

At March 31, 2001, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from a vendor in China. The vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the vendor in the amount of approximately $670,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product's design.

6. LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid(R) water-powered garbage disposal. Since the introduction of the HydroMaid(R) to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the three-month period ended March 31, 2001 was approximately $475,000 on sales of approximately 350 units. Management believes that the Company will have sufficient cash to meet its obligations for the next 12 months based upon the March 31, 2001 cash balance, collection of accounts and notes receivable, and sales of existing inventory aggregating approximately $1,950,000. Management anticipates that additional cash will be required soon thereafter, which management intends to raise through future private offerings of the Company's common stock.

7. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average number of common shares outstanding for the quarters ended March 31, 2001 and 2000 were 26,920,538 and 26,819,669, respectively.

As more fully described in the notes to the audited financial statements in the Company's annual report on Form 10-KSB for 2000, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is antidilutive.

8. CONCENTRATION OF CREDIT RISK

At March 31, 2001, one international customer accounted for approximately 56% of accounts receivable. The customer maintains a good payment history with the Company and was within current credit terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2001 were $47,869 compared to $84,480 for the comparable period in 2000. Cost of sales decreased to $20,979 compared to $26,804 for the comparable period in 2000.

The gross profit margin decreased from 68% for the three months ended March 31, 2000 to 56% for the comparable period in 2001. This decrease is due to increased component cost as a result of design changes implemented subsequent to March 31, 2000. The Company anticipates its gross margin will fluctuate in this approximate range until product designs stabilize and volume sales begin to be realized.

Operating expenses were $785,741 for the three months ended March 31, 2001 compared to $1,189,955 for the comparable period in 2000. The decrease is attributable to lower compensation expense in 2001 for services provided by Steve Young as a Director and consultant. Further, more of the compensation of employees being shared with related parties was borne by those other companies in 2001.

The Company experienced a net loss before interest income and income tax benefit and corresponding net loss per share of $758,851 and $0.03, respectively, for the three months ended March 31, 2001, compared to a net loss before interest income and income tax benefit and net loss per share of $1,132,279 and $0.04, respectively, for the comparable period in 2000.

LIQUIDITY

As of March 31, 2001, the Company had $68,940 in cash, $551,539 in Accounts Receivable and $1,325,000 in Notes Receivable due before the end of 2001. The Company's operating cash flow deficit for the three-month period ended March 31, 2001 was approximately $475,000. Management believes that the Company will have sufficient cash to meet its obligations for the next 12 months based upon the current cash balance, collection of accounts and notes receivable and sales from existing inventory. Management does not anticipate needing to raise any additional capital to fund operations during the next 12 months, but does expect such need to arise soon thereafter. Management believes this need will be met by further private offerings of the Company's Common Stock.

SUBSEQUENT EVENTS

On April 19, 2001 the joint development agreement between the Company and General Electric Appliances ("GEA") expired. The two companies have no plans to move forward with the exclusive distribution rights of the HydroMaid(R) product in North America by GEA.

As of the date of filing this Form 10-QSB report, the Note Receivable in the amount of $500,000 from an unrelated party for which interest payments were delinquent at March 31, 2001 has been personally guaranteed by Culley W. Davis, CEO of the Company. Interest payments have been brought current and approximately $260,000 of the principal has been retired.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

On February 5, 2001, 10,000 shares were issued upon exercise of an option granted under the Company's 1997 Stock Option Plan. The exercise price was $0.25 per share.

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

                                          HYDROMAID INTERNATIONAL, INC.


Date: 05/15/01                            BY:/s/ CULLEY W. DAVIS
                                          --------------------------------------
                                          President and Director


Date: 05/15/01                            BY:/s/ JOHN W. NAGEL
                                          --------------------------------------
                                          Chief Financial Officer and
                                          Director