Form 10QSB
period 2001-06-30
HYDROMAID INTERNATIONAL INC
filed 2001-08-20
CIK 1054524

791,190

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                    -------------

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

                August 15, 2001: Common Stock - 26,991,205 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Transitional Small Business Issuer Format   Yes      No  X

                          HYDROMAID INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                               Page
PART I.    FINANCIAL INFORMATION                                                               3

Item 1. Condensed Financial Statements:                                                        3

Condensed Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000 (audited)       4

Unaudited Condensed Statements of Operations for the Three-month and Six-month
Periods Ended June 30, 2001 and June 30, 2000.                                                 5

Unaudited Condensed Statements of Cash Flows for the Six-month Periods Ended
June 30, 2001 and June 30, 2000.                                                               6

Notes to Unaudited Condensed Financial Statements for the Three-month and
Six-month Periods Ended June 30, 2001 and June 30, 2000.                                       7

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations                                                            12

PART II.   OTHER INFORMATION                                                                   14

Item 1.  Legal Proceedings                                                                     14

Item 2.  Changes in Securities                                                                 14

Item 3.  Defaults Upon Senior Securities                                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                                   14

Item 5.  Other Information                                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                                      14

SIGNATURES                                                                                     14

                  PART I - FINANCIAL INFORMATION

          All statements, other than statements of historical fact, included in this Form 10-QSB, including the statements under "Management's Discussion and Analysis," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of
1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.   Financial Statements.

          The Unaudited Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Unaudited Condensed Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company and Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                         HYDROMAID INTERNATIONAL, INC.

                          CONDENSED BALANCE SHEETS

                        JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                             JUNE 30, 2001       DECEMBER 31, 2000
                                                                              (UNAUDITED)            (AUDITED)
                                                                             -------------       -----------------
                              ASSETS

CURRENT ASSETS

     CASH                                                                  $     19,672           $    711,904
     ACCOUNTS RECEIVABLE                                                        288,026                621,208
     NOTES RECEIVABLE                                                         1,054,403              1,325,000
     INVENTORY, NET                                                             977,099                974,206
     PREPAID EXPENSES AND OTHER ASSETS                                          721,118                798,845
                                                                           ------------           ------------
         TOTAL CURRENT ASSETS                                                 3,060,318              4,431,163

PROPERTY AND EQUIPMENT, NET                                                     709,084                804,415

PATENTS, NET                                                                    152,915                 85,183

ADVANCES TO RELATED PARTIES                                                     494,875                303,833
                                                                             -----------            -----------
            TOTAL ASSETS                                                   $  4,417,192           $  5,624,594
                                                                             ===========            ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $    626,570           $    372,983

STOCKHOLDERS' EQUITY

     COMMON STOCK, par value $.001/ share, 30,000,000 shares authorized          26,991                 26,915
         June 30, 2001:      26,991,205 outstanding
         December 31, 2000:  26,914,538 outstanding

     ADDITIONAL PAID-IN CAPITAL                                              18,293,640             18,274,550
     SUBSCRIPTIONS, STOCK OPTIONS AND DEFERRED COMPENSATION                     (74,789)              (131,576)
     ACCUMULATED DEFICIT                                                    (14,455,220)           (12,918,278)
                                                                           ------------           ------------
         TOTAL STOCKHOLDERS' EQUITY                                           3,790,622              5,251,611
                                                                           ------------           ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  4,417,192           $  5,624,594
                                                                           ============           ============

  The accompanying notes are an integral part of these financial statements.

                         HYDROMAID INTERNATIONAL, INC.

                     CONDENSED STATEMENTS OF OPERATIONS

        FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                 UNAUDITED

                                       THREE MONTHS     THREE MONTHS      SIX MONTHS    SIX MONTHS ENDED
                                      ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,      JUNE 30,
                                           2001             2000             2001            2000
                                      -------------    -------------    -------------   ----------------
REVENUES

     SALES                              $   35,644     $     72,855     $     90,792      $    167,359
     LESS RETURNS AND ALLOWANCES           (92,031)         (11,280)         (99,310)          (21,305)
                                      ------------     ------------     ------------      ------------
                                           (56,387)          61,575           (8,518)          146,054

COST OF SALES                              (15,023)          20,963            5,956            47,767
                                      ------------     ------------     ------------      ------------
     GROSS PROFIT/(LOSS)                   (41,364)          40,612          (14,474)           98,287

OPERATING EXPENSES

     SELLING AND DISTRIBUTION              262,610          283,988          557,329           607,612
     GENERAL AND ADMINISTRATIVE            389,032          869,197          794,395         1,691,904
     RESEARCH AND DEVELOPMENT              139,548           57,039          225,209           100,663
                                      ------------     ------------     ------------      ------------
                                           791,190        1,210,224        1,576,933         2,400,179
                                      ------------     ------------     ------------      ------------
LOSS BEFORE INCOME TAX BENEFIT            (832,554)      (1,169,612)      (1,591,407)       (2,301,892)

INTEREST INCOME                             21,776           54,544           54,464           116,960

INCOME TAX BENEFIT, NET OF
  VALUATION ALLOWANCE                            -                -                -                 -
                                      ------------     ------------     ------------      ------------

NET (LOSS)                              $ (810,778)     $(1,115,068)     $(1,536,943)      $(2,184,932)
                                      ============     ============     ============      ============

BASIC AND DILUTED LOSS PER SHARE        $    (0.03)     $     (0.04)     $     (0.06)      $     (0.08)
                                      ============     ============     ============      ============

  The accompanying notes are an integral part of these financial statements.

                        HYDROMAID INTERNATIONAL, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                UNAUDITED

                                                                                  SIX MONTHS       SIX MONTHS
                                                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                                                     2001             2000
                                                                                --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                                    $(1,536,943)     $(2,184,932)

     Adjustments to reconcile net (loss) to net cash used by operating activities:

            Depreciation and amortization                                               131,655          108,163
            Stock option and grant expense                                               56,788          647,621
            Changes in operating assets and liabilities:

                Accounts receivable                                                     333,182          (2,253)
                Inventory                                                               (2,892)        (133,359)
                Prepaid expenses and other expenses                                      77,727        (704,717)
                Accounts payable and accrued expenses                                   253,584        (220,632)
                                                                                   ------------     ------------
         NET CASH (USED) BY OPERATING ACTIVITIES                                      (686,899)      (2,490,109)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                             (27,863)        (240,486)
     Acquisition of patents                                                            (76,193)         (16,023)
     Proceeds from notes receivable                                                     270,597                -
                                                                                   ------------     ------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               166,541        (256,509)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances to related party                                                         (191,041)         (52,331)
     Proceeds from issuance of common stock                                                   -        3,368,155
     Proceeds from exercise of stock options                                             19,167                -
                                                                                   ------------     ------------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             (171,874)        3,315,824
                                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                       (692,232)          569,206

CASH AT BEGINNING OF PERIOD                                                             711,904        2,901,758
                                                                                   ------------     ------------

CASH AT END OF PERIOD                                                              $     19,672     $  3,470,964
                                                                                   ============     ============

  The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.
Notes to the Unaudited Condensed Financial Statements
For the Three-month and Six-month Periods Ended June 30, 2001 and June 30, 2000.

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

AGREEMENT WITH GENERAL ELECTRIC

On March 10, 2000, the Company entered into a non-binding Letter of Intent with the Appliance Division of General Electric Company ("GEA") under which GEA might have obtained exclusive distribution rights to the Hydromaid(R) in the United States and Canada through October 31, 2003. The mutual exploration conducted under this Letter of Intent was terminated on April 19, 2001 with no further obligations on the part of either party.

BASIS OF PRESENTATION

The Company has prepared its condensed financial statements for the three-month and six-month periods ended June 30, 2001 and 2000 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2000 financial statements have been reclassified to conform to their 2001 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month and six-month periods ended June 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's June 30, 2001 financial statements.

In July, 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Except as future acquisition(s) may occur, management believes these requirements will have no affect on the Company's financial statements.

3.   NOTES RECEIVABLE

In August 2000, the Company loaned $500,000 to an unrelated party in the water filtration business. The loan is evidenced by an unsecured note receivable maturing August 7, 2001 and bearing interest at 12% per annum. Interest is payable monthly. As of March 31, 2001, principal and accrued interest amounted to approximately $535,000. Culley W. Davis, CEO of the Company, agreed to personally guarantee the obligation under this note. During the three-month period ended June 30, 2001, Mr. Davis made principal and accrued interest payments to the Company in the amount of $313,000 toward this loan. Subsequent thereto, Mr. Davis made additional payments to or on behalf of the Company in the amount of approximately $120,000. Accordingly, the balance due on this loan as of August 20, 2001 is approximately $117,000.

The Company loaned $300,000 to Lighthouse, Inc., a related party, on November 8, 2000 in exchange for a note receivable. The note bears interest at the rate of 6.2% per annum; principal and unpaid interest are due November 8, 2001. Accrued interest receivable on this note approximated $20,000 at

June 30, 2001. As of August 20, 2001, $30,000 of principal and accrued interest had been paid back to the Company in relation to this note.

Additionally, the Company loaned $525,000 to Liquitek Enterprises, Inc., a related party, in exchange for a note receivable. The note bears interest at the rate of 6.2% per annum; principal and unpaid interest were due March 31, 2001. This note and accrued interest were paid in full by Liquitek Enterprises, Inc. on August 10, 2001.

4. INVENTORY

Inventory consists of the following at June 30, 2001 and December 31, 2000:

                                                                2001                 2000
                                                             ----------           ----------
Components                                                   $  563,099           $  551,039
Finished goods                                                  817,931              827,098
                                                             ----------           ----------
                                                              1,381,030            1,378,137
Less valuation allowance                                       (403,931)            (403,931)
                                                             ----------           ----------
                                                             $  977,099           $  974,206
                                                             ==========           ==========

At June 30, 2001 and December 31, 2000, the inventory valuation allowance included approximately $385,000 resulting from write-downs for estimated obsolescence created by design changes during the Product's development. Subsequent to June 30, 2001, the Company began to sell off the obsolete inventory at scrap metal prices in order to avoid moving it in conjunction with a warehouse relocation.

Included in finished goods inventory at June 30, 2001, is approximately $28,000 of inventory held by a European distributor (Note 7).

5. ADVANCES TO RELATED PARTIES

During the three-month period ended June 30, 2001, the Company paid employees whose time is divided between work for the Company and work for Liquitek Enterprises, Inc., a related party. The portion of such labor costs attributable to Liquitek Enterprises, Inc. is billed to that company. The receivable on the books of the Company for such billings grew by approximately $108,000 during the three-month period ended June 30, 2001.

6. STOCK OPTIONS EXERCISED

During the three-month period ended June 30, 2001, a former employee of the Company exercised an option to acquire 66,667 shares of the Company's common stock at $0.25 per share. The remainder of this former employee's options, 50,000 shares at $5.50 and 10,000 shares at $5.00, were forfeited. No stock options expired or were granted during the period.

7. SALES RETURN

During the three-month period ended June 30, 2001, the Company agreed to accept the return of product sold to a European distributor during the year ended December 31, 2000, with a sales price and inventory cost approximating $85,000 and $28,000, respectively. The terms of the original sale did not provide for the right of return. The Company and the distributor entered into an agreement for the return during the three-month period ended June 30, 2001, and the return was recorded in this period as a reduction in cost of goods sold and accounts receivable and an increase in inventory and returns and allowances expense.

8. STOCK-BASED COMPENSATION AND OTHER EXPENSES

On October 20, 1999, the Company entered into an agreement with Steve Young ("Young") to retain his services as a Director and a consultant for a two-year period (the "Young Agreement"). Young is a retired quarterback for the San Francisco 49ers, a professional football team. The Young Agreement provides that the Company will compensate Young by (a) issuing to him 200,000 shares of its restricted common stock for his first year of service as a Director, and (b) agreeing to issue to Young an additional 100,000 shares of restricted common stock after he has completed one year of service as a Director. Based on the market price of the Company's common stock when the issuance of the 200,000 shares was authorized, the Company recorded compensation expense of approximately $587,000 for the six-month period ended June 30, 2000 and no comparable expense existed for the six-month period ended June 30, 2001.

The Young Agreement provides that, if it is terminated early for any reason related to Young's inability to perform the specified services or his alleged breach of contract, Young is required to (a) return any unearned shares of stock on a pro rata basis and (b), if applicable, waive his right to receive the additional 100,000 shares. If the Young Agreement is terminated early because of the Company's alleged breach of contract, Young will receive all 300,000 shares. The additional 100,000 shares have not been issued as of June 30, 2001. The Company and Mr. Young have agreed that such additional shares will be issued as he performs consulting services in the future.

9. COMMITMENTS AND CONTINGENCIES

At June 30, 2001, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from a vendor in China. The vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the vendor in the amount of approximately $670,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product's design.

During the quarter ended June 30, 2001, the Company committed to relocating its warehouse operations to a different facility owned by the same landlord that owned the facility in which we had been operating for the previous two years. The lease on the space being vacated was due to expire on September
30, 2001. We were allowed to move into the new space on July 1, 2001, by paying the old space rental rate ($4,148 per month) for three months, then the new space rental rate ($3,955 per month through September 2002, $4,074 for October 2002 through September 2003 and $4,196 for October 2003 through September 2004) for the balance of the three year commitment on the new space.

10. LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid(R) water-powered garbage disposal. Since the introduction of the HydroMaid(R) to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the six-month period ended June 30, 2001 was approximately $687,000. Management believes that the Company will have sufficient cash to meet its obligations for the next 12 months based upon the June 30, 2001 cash balance, collection of accounts and notes receivable, and sales of inventory, aggregating approximately $2,000,000. The anticipated sales of inventory are premised on negotiations presently underway with a modular home builder who can design and build around the absence of a vacuum breaker in the Company's present product. Management also anticipates that additional equity investment will be required in the future and has commenced the pursuit of such investment through private offering of the Company's common stock.

11. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

The weighted average numbers of common shares outstanding for the three-month and six-month periods ended June 30, 2001 were approximately 26,981,000 and 26,951,000, respectively, while the same data for the corresponding periods ending June 30, 2000 were approximately 26,853,000 and 26,837,000 respectively.

As more fully described in the notes to the audited financial statements in the Company's annual report on Form 10-KSB for 2000, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

12. CONCENTRATION OF CREDIT RISK

At June 30, 2001, one international customer accounted for approximately 60% of the trade accounts receivable balance. The balance due the Company from this customer is being withheld pending the results of a service call, which is scheduled for late August, 2001, in conjunction with a sales and manufacturing visit to the Far East. Management believes that certain units were not adjusted properly upon installation and that the dispute can be resolved without significant cost to the Company and that no allowance for doubtful accounts should be established at June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net sales for the three-month period ended June 30, 2001 were $(56,387) compared to $61,575 for the comparable period in 2000. Net sales for the six-month period ended June 30, 2001 were $(8,518) compared to $146,054 for the comparable period in 2000. The negative net sales numbers for the 2001 periods resulted from allowing a European distributor to return a substantial portion of product from a previous sale for full credit because of water-pressure related performance problems of the product in their marketplace. The terms of the original sale did not provide for the right of return. The Company and the distributor entered into an agreement for the return during the quarter ended June 30, 2001, and the return was recorded in this period as a reduction in cost of goods sold and accounts receivable and an increase in inventory and returns and allowances expense. These units are being held by the distributor as Company inventory until they can be resold to other distributors in nearby markets where the water-pressure problems are not germane.

Cost of sales for the three-month period in 2001 was $(15,023) compared to $20,963 for the comparable period in 2000, while cost of sales for the six-month period in 2001 was $5,956 compared to $47,767 for the comparable period in 2000. The negative and nearly negative cost of sales figures for 2001 relate to the return allowance mentioned above.

The gross profit margin decreased from 66% for the three-month period ended June 30, 2000 to 53%, not including the return described above, for the comparable period in 2001. The gross profit margin decreased from 67% for the six-month period ended June 30, 2000 to 55%, not including the return described above, for the comparable period in 2001. We have not included the sales return described above in the gross profit margin calculations because its inclusion causes negative numbers and low percentage bases which confuse the meaning of the ratios. The decreases in margins were caused primarily by greater shares of overall sales at wholesale prices in 2001 than was the case in 2000.

Operating expenses were $791,190 for the three-month period ended June 30, 2001 compared to $1,210,224 for the comparable period in 2000, while operating expenses were $1,576,933 for the six-month period ended June 30, 2001 compared to $2,400,179 for the comparable period in 2000. The decreases are attributable to lower compensation expense in 2001 for services provided by Mr. Young as noted in Item 1 above. Further, more of the compensation of employees being shared with related parties was borne by those other companies in 2001.

The Company experienced a net loss after interest income and income tax benefit and corresponding net loss per share of $810,778 and $0.03, respectively, for the three-month period ended June 30, 2001, compared to a net loss after interest income and income tax benefit and net loss per share of $1,115,068 and $0.04, respectively, for the comparable period in 2000. The losses for the six-month period ending June 30, 2001 were $1,536,943 and $0.06 compared to losses for the same period of the preceding year of $2,184,932 and $0.08.

LIQUIDITY

As of June 30, 2001, the Company had $19,672 in cash, $288,026 in Accounts Receivable and $1,054,403 in notes receivable due before the end of 2001. The Company also had approximately $977,000 in inventory.

The Company's operating cash flow deficit for the three-month period ended June 30, 2001 was approximately $687,000. Management believes that the Company will have sufficient cash to meet its obligations for the next 12 months based upon the June 30, 2001 cash balance, collection of accounts and notes receivable, and sales of inventory aggregating approximately $2,000,000. The anticipated sales of inventory are premised on negotiations presently underway with a modular home builder who can design and build around the absence of a vacuum breaker in the Company's present product. Management also anticipates that additional equity investment will be required in the future. Management has commenced the pursuit of such investment through private offering of the Company's common stock.

SUBSEQUENT EVENTS

On August 10, 2001, Liquitek Enterprises, Inc. paid in full the principal and accrued interest (approximately $546,000) on the note receivable that had been in default since March 31, 2001. (See Note 3 to the Unaudited Condensed Financial Statements.)

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Changes in Securities.

During the quarter ended June 30, 2001, the Company issued 66,667 shares of common stock at a price of $0.25 per share to a former employee who exercised options that had vested at the time of his termination.

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

                                   HYDROMAID INTERNATIONAL, INC.

Date: 08/20/01                     By: /s/ CULLEY W. DAVIS
                                   ----------------------------------
                                   President and Director

Date: 08/20/01                     By: /s/ JOHN W. NAGEL
                                   ----------------------------------
                                   Chief Financial Officer and
                                   Director