Form 10QSB
period 2001-09-30
HYDROMAID INTERNATIONAL INC
filed 2001-11-19
CIK 1054524

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 02-23729

HYDROMAID INTERNATIONAL, INC.

(Exact name of Small Business Issuer in its Charter)

NEVADA	87-0575839
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1350 E. Draper Parkway

Draper, Utah  84020

(Address of Principal Executive Offices)

Issuer's Telephone Number:  (801) 553-8790

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

(1)   Yes  ☒   No  ☐                     (2)   Yes  ☒     No  ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

                State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

November 19, 2001:  Common Stock – 26,991,205 shares

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Issuer Format   Yes  ☐    No  ☒

HYDROMAID INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

All statements, other than statements of historical fact, included in this Form 10-QSB, including the statements under “Management’s Discussion and Analysis,” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-QSB.  Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission.  We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1.    Financial Statements.

The Un-audited Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Un-audited Condensed Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

HYDROMAID INTERNATIONAL, INC.

BALANCE SHEETS

September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$7,719	$711,904
Accounts receivable, net	260,244	621,208
Notes receivable	393,328	1,325,000
Inventory, net	966,040	974,206
Prepaid expenses and other assets	702,115	798,845

Total Current Assets	2,329,446	4,431,163

Property and equipment, net	656,589	804,415

Patents, net	162,207	85,183

Advances to related parties	528,266	303,833

TOTAL ASSETS	$3,676,508	$5,624,594

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$395,836	$372,983

Stockholders' Equity
Common stock, par value $.001/ share, 30,000,000 shares authorized	26,991	26,915
09/30/2001: 26,991,205 outstanding
12/31/2000: 26,914,538 outstanding
Additional paid-in capital	18,293,640	18,274,550
Subscriptions, stock options and deferred compensation	(46,394)	(131,576)
Accumulated deficit	(14,993,565)	(12,918,278)

Total stockholders' equity	3,280,672	5,251,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,676,508	$5,624,594

The accompanying notes are an integral part of these financial statements

HYDROMAID INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

For the Three-month and Nine-month Periods Ended September 30, 2001 and 2000

Unaudited

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

Revenues
Sales	$25,813	$165,218	$116,605	$332,577
Less returns and allowances	(3,274)	(7,813)	(102,584)	(29,118)
	22,539	157,405	14,021	303,459

Cost of sales	11,059	98,033	17,015	145,801

Gross profit (loss)	11,480	59,372	(2,994)	157,658

Operating expenses
Selling and distribution	109,889	221,517	667,218	829,129
General and administrative	337,513	714,818	1,131,908	2,406,722
Research and development	114,653	56,984	339,861	157,646
	562,055	993,319	2,138,987	3,393,497

Loss before interest and income tax benefit	(550,575)	(933,947)	(2,141,981)	(3,235,839)

Interest income	12,229	49,631	66,694	166,591

Income tax benefit	-	-	-	-

Net (loss)	$(538,346)	$(884,316)	$(2,075,287)	$(3,069,248)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.11)

The accompanying notes are an integral part of these financial statements

HYDROMAID INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the Nine-month Periods Ended September 30, 2001 and 2000

Unaudited

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(2,075,287)	$(3,069,248)

Adjustments to reconcile net (loss) to net cash used by operating activities:

Depreciation and amortization	198,221	170,775
Stock option and grant expense	85,181	978,602
Changes in operating assets and liabilities:
Accounts receivable	360,964	(123,002)
Inventory	8,167	(93,608)
Prepaid expenses and other expenses	96,729	(764,154)
Accounts payable and accrued expenses	22,851	(374,038)

Net cash (used) by operating activities	(1,303,173)	(3,274,673)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(37,702)	(271,131)
Acquisition of patents	(89,716)	(16,023)
Issuance of note receivable	-	(500,000)
Proceeds from notes receivable	931,672	-

Net cash provided (used) by investing activities	804,253	(787,154)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances to related party	(224,432)	(114,747)
Proceeds from issuance of common stock	-	3,368,155
Proceeds from exercise of stock options	19,167	-

Net cash provided (used) by financing activities	(205,265)	3,253,408

NET INCREASE (DECREASE) IN CASH	(704,185)	(808,421)

CASH AT BEGINNING OF PERIOD	711,904	2,901,758

CASH AT END OF PERIOD	$7,719	$2,093,337

The accompanying notes are an integral part of these financial statements

HYDROMAID INTERNATIONAL, INC.

Notes to the Un-audited Condensed Financial Statements

For the Three-month and Nine-month Periods Ended September 30, 2001 and September 30, 2000.

1.     NATURE OF BUSINESS, REORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

HydroMaid International, Inc. (the “Company”) was incorporated in 1992 in the State of Nevada and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid® (the “Product”). Technological improvements and field-testing were completed in 1997, and the Product was introduced to the market in 1998. The Company is presently engaged in improving the Product to achieve universal compliance with plumbing codes and to enhance the overall quality and performance of the Product.  The Company intends to market the Product worldwide. The Company operates from a leased facility near Salt Lake City, Utah.  One contractor in China performs the majority of the Company’s manufacturing.

Under accounting principles generally accepted in the United States (“GAAP”), the Company was classified as a development stage enterprise through December 31, 1998.

Basis of Presentation

The Company has prepared its condensed financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000 without audit by the Company’s independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2000 financial statements have been reclassified to conform to their 2001 presentation.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month and nine-month periods ended September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and hedging activities” (“SFAS 133”), as amended.  Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company’s September 30, 2001 financial statements.

In July, 2001, the Financial Accounting Standards Board issued Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” and SFAS 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.”  SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method.  SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired.  Except as future acquisition(s) may occur, management believes these requirements will have no affect on the Company’s financial statements.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  Management has not determined exactly how the requirements of such pronouncements will affect the Company’s future financial statements.

3.     NOTES RECEIVABLE

In August 2000, the Company loaned $500,000 to an unrelated party in the water filtration business. The loan is evidenced by an unsecured note receivable maturing August 7, 2001 and bearing interest at 12% per annum. Interest is payable monthly.  Culley W. Davis, CEO of the Company, agreed to personally guarantee the obligation under this note.  As of June 30, 2001, principal and accrued interest due on this note amounted to approximately $223,000.  During the three-month period ended September 30, 2001, Mr. Davis made payments to the Company in the amount of $143,000 toward this loan.  Subsequent thereto, but prior to the filing of this Form 10-QSB report, Mr. Davis made additional payments to or on behalf of the Company in the amount of approximately $51,500.  Accordingly, the unpaid balance due, which is in default, on this loan as of the filing of this Form 10-QSB report is approximately $28,500.  Management expects, based on the guarantor's payment history, that this note will be collected in full by December 31, 2001.

On November 8, 2000 the Company also loaned $300,000 to Lighthouse, Inc., an affiliate of Culley W. Davis, CEO of the company. The note evidencing this loan bears interest at the rate of 6.2% per annum; principal and unpaid interest are due November 8, 2001. Accrued interest receivable on this note approximated $16,000 at September 30, 2000.  As of November 8, 2001 Lighthouse, Inc. was in default on this note.  Management believes, based on the payments made by Mr. Davis on the $500,000 note mentioned above, that the borrower will fulfill the obligation under this note.  The $30,000 reported in the Form 10-QSB for the period ending June 30, 2001 as a subsequent receipt against this note was later reclassified as a payment against principal and interest on the $500,000 note described above.  Additionally, no payments have been received against this note subsequent to September 30, 2001.  Accordingly, the balance of principal and accrued interest at the date of this report approximates $319,000.

On December 20, 2000, the Company loaned $525,000 to Liquitek Enterprises, Inc., a related party, to allow Liquitek Enterprises, Inc to exercise an option to purchase the real property in which their plant is located. The note evidencing this loan bears interest at the rate of 6.2% per annum; principal and unpaid interest were due March 31, 2001.  This note and accrued interest were paid in full by Liquitek Enterprises, Inc. on August 10, 2001.

4.     INVENTORY

Inventory consists of the following at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000

Components	$402,137	$551,039
Finished goods	806,872	827,098

	1,209,009	1,378,137
Less valuation allowance	(242,969)	(403,931)

	$966,040	$974,206

At the quarter ended June 30, 2001 and December 31, 2000, the inventory valuation allowance included approximately $385,000 resulting from write-downs for estimated obsolescence created by design changes during the Product’s development.  During the three-month period ended September 30, 2001 the Company sold at scrap metal prices approximately $160,000 of this obsolete inventory.  Subsequent to September 30, 2001 the Company sold as scrap an additional $116,000.  Accordingly, the balance in the valuation allowance for inventory as of the date of this report approximated $126,000.

Included in finished goods inventory at September 30, 2001, is approximately $28,000 of inventory held by a European distributor (Note 7)

5.     ADVANCES TO RELATED PARTIES

During the three-month period ended September 30, 2001 the Company paid employees whose time is divided between work for the Company and for both Liquitek Enterprises, Inc., and Lighthouse, Inc, which are related parties.  The portion of such labor costs attributable to related parties is billed to each respective company.  The receivable on the books of the Company for such billings grew by approximately $34,000 during the three-month period ended September 30, 2001.

6.     STOCK-BASED COMPENSATION AND OTHER EXPENSES

On October 20, 1999, the Company entered into an agreement with Steve Young ("Young") to retain his services as a Director and a consultant for a two-year period (the "Young Agreement"). Young is a retired quarterback for the San Francisco 49ers, a professional football team. The Young Agreement provides that the Company will compensate Young by (a) issuing to him 200,000 shares of its restricted common stock for his first year of service as a Director, and (b) agreeing to issue to Young an additional 100,000 shares of restricted common stock after he has completed one year of service as a Director. Based on the market price of the Company's common stock when the issuance of the 200,000 shares was authorized, the Company recorded compensation expense of approximately $888,000 for the nine-month period ended September 30, 2000 and no comparable expense existed for the nine-month period ended September 30, 2001.

The Young Agreement provides that, if it is terminated early for any reason related to Young's inability to perform the specified services or his alleged breach of contract, Young is required to (a) return any unearned shares of stock on a pro rata basis and (b), if applicable, waive his right to receive the additional 100,000 shares. If the Young Agreement is terminated early because of the Company's alleged breach of contract, Young will receive all 300,000 shares.  The additional 100,000 shares have not been issued as of September 30, 2001. The Company and Mr. Young have agreed that such additional shares will be issued as he performs consulting services in the future.

7.     COMMITMENTS AND CONTINGENCIES

At September 30, 2001, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from a vendor in China. The vendor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment. The Company has indemnified the vendor in the amount of approximately $670,000 for any loss that may result from vendor-owned components if such inventory becomes obsolete due to a change in the Product’s design.

8.     LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid(R) water-powered garbage disposal. Since the introduction of the HydroMaid(R) to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company's operating cash flow deficit for the nine-month period ended September 30, 2001 was approximately $1,303,000.  Management anticipates, based on its September 30, 2001 cash balance, collection of accounts receivable, and additional sales of inventory to have sufficient cash to meet its obligations until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering within the next six months to fund further development of present and anticipated operations.

9.     LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2001 were 26,991,205 and 26,964,245, respectively, while the same data for the corresponding periods ending September 30, 2000 were 26,886,538 and 26,826,638 respectively.

As more fully described in the notes to the audited financial statements in the Company’s annual report on Form 10-KSB for 2000, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

10.   CONCENTRATION OF CREDIT RISK

At September 30, 2001, one international customer accounted for approximately 63% of the trade accounts receivable balance.  During the three-month period ended September 30, 2001, the Company contracted with a local agent to represent the Company in this Market.  In early September representatives from the Company, and the agent met with the customer during a sales and marketing visit.  The Company agreed to send replacement parts to resolve a performance issue with the Product and discussed arrangements to have the balance paid.  Management believes, based on agreements made during the visit and the customer's payment history, that the customer will pay the balance in full and that no allowance for doubtful accounts should be established at September 30, 2001.

11.   STOCK TRANSACTIONS

The Company issued 76,667 shares of common stock upon the exercise of options granted under the Company's 1997 Stock Option Plan during the first two quarters of the year as was previously reported in the respective Form 10QSB filings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three-month period ended September 30, 2001 were $22,539 compared to $157,405 for the comparable period in 2000.  Net sales for the nine-month period ended September 30, 2001 were $14,021 compared to $303,459 for the comparable period in 2000.  This decrease is partially attributable to a non-recurring large initial order from a customer of 120 units in the three-month period ended September 30, 2000. Additionally, during the quarter ended June 30, 2001, the Company allowed a European distributor to return a substantial portion of a previous sale for full credit because of water-pressure related performance problems of the product in their marketplace.

Cost of sales for the three-month period in 2001 was $11,059 compared to $98,033 for the comparable period in 2000, while cost of sales for the nine-month period in 2001 was $17,015 compared to $145,801 for the comparable period in 2000.  These decreases in cost of sales figures for 2001 relate to the large initial order and the return allowance mentioned above.

The gross profit margin increased from 38% for the three-month period ended September 30, 2000 to 51% for the comparable period in 2001.  The gross profit margin changed from 52% for the nine-month period ended September 30, 2000 to -21% for the comparable period in 2001.  The meaning of these ratios is confused by the return allowance mentioned above which resulted in low percentage bases used in the calculations. In management’s opinion, the overall gross margin picture has not changed materially during the period ended September 30, 2001.

Operating expenses were $562,055 for the three-month period ended September 30, 2001 compared to $993,319 for the comparable period in 2000, while operating expenses were $2,138,987 for the nine-month period ended September 30, 2001 compared to $3,393,497 for the comparable period in 2000. The decreases are attributable to lower compensation expense in 2001 for services provided by Mr. Young as noted in Item 1, Note 6 above.  Further, reduced compensation expenses occurred as Culley W. Davis, the Chief Executive Officer, elected to forgo a salary during the current year.  Additionally, more of the compensation of employees being shared with related parties was borne by those other companies in 2001 as noted in Item 1, Note 5 above.

The Company experienced a net loss before interest income and income tax benefit and corresponding net loss per share of $538,346 and $0.02, respectively, for the three-month period ended September 30, 2001, compared to a net loss before interest income and income tax benefit and net loss per share of $884,316 and $0.03, respectively, for the comparable period in 2000.  The losses and per share information for the nine-month period ending September 30, 2001 were $2,075,287 and $0.08 compared to losses for the same period of the preceding year of $3,069,248 and $0.11.

Liquidity

As of September 30, 2001, the Company had $7,719 in cash, $260,244 in Accounts Receivable and $393,328 in notes receivable due before the end of 2001. The Company also has approximately $966,000 in inventory.  The Company's operating cash flow deficit for the three-month period ended September 30, 2001 was approximately $1,300,000.  Management expects, based on its September 30, 2001 cash balance, collection of accounts receivable, and additional sales of inventory, to have sufficient cash to meet its obligations until permanent equity financing can be realized.  The Company, as of the date of this report, is in negotiations with an Accredited Investor who would acquire a significant ownership interest, as well as take on a major management role in the Company.  While an agreement has not been finalized as of the date of this Form 10QSB report, present management expects that long term cash needs will be met by this or a similar private placement offering of the Company’s Common Stock (See Note 8, LIQUIDITY CONSIDERATIONS).

The Company continues its efforts to expand international distribution channels throughout the world.  Subsequent to the quarter ended September 30, 2001, the Company signed a distribution agreement for Malaysia, Singapore, Indonesia, and Thailand.  Additionally, the Company finalized an agreement with a distributor in Russia and Lithuania, which was accompanied by an initial order of 250 units.  Distributor agreements are pending for the Canada, Australia, New Zealand, China, Japan, and Taiwan markets.  This adds to the existing distribution network that includes the United Kingdom, South Africa, Poland, Czech Republic, Hungary, and Slovakia.

The Company's engineering efforts have resulted in a design of an on/off valve with an integral atmospheric anti-siphon valve, and as of the date of this report, it has demonstrated the capability to meet all anti-siphon requirements. Certification testing and approvals for the integrated valve are anticipated to be completed during the quarter ending March 31, 2002. Management expects this product to be ready for production during the quarter ending June 30, 2002. It is anticipated that the introduction of this integrated valve will eliminate the need for both an on/off valve and a separate atmospheric anti-siphon valve and greatly enhance domestic sales of the HydroMaid® food waste disposal.

Subsequent Events

As referenced in the Liquidity section above, the Company is in negotiations with a potential accredited investor who would provide significant capital and management resources to the Company.

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

HYDROMAID INTERNATIONAL, INC.

Date: 11/19/01	By: /s/ CULLEY W. DAVIS
President and Director

Date: 11/19/01	By: /s/ Mark S. Brewer
Vice President and Director