Form 10KSB
period 2001-12-31
HYDROMAID INTERNATIONAL INC
filed 2002-04-16
CIK 1054524

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from to

Commission File Number 02-23729

HYDROMAID INTERNATIONAL, INC.

(Name of Small Business issuer in its Charter)

NEVADA	87-0575933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1350 E DRAPER PARKWAY
DRAPER, UTAH	84020
(Address of Principal Executive Office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (801) 553-8790

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
ON WHICH REGISTERED	TITLE OF EACH CLASS
NONE	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK — $.001 PAR VALUE

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒        No     ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes     ☒        No     ☐

Revenues of the registrant for the fiscal year ended December 31, 2001 were $32,905.

The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2001 was $1,883,767 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau, LLC.

The number of shares of the Common Stock of the registrant outstanding as of December 31, 2001 was approximately 26,975,000.

Transitional Small Business Disclosure Format (check one):

                                     Yes     ☐        No     ☒

PART I

All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of HydroMaid International, Inc. (the “Company”) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other kitchen appliance manufacturers, economic conditions generally and in the Company’s primary markets, consumer spending patterns, perceived quality and value of the Company’s product, availability of capital, cost of labor (foreign and domestic), cost of raw materials, the political climate in China, and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

ORGANIZATION.  The Company’s predecessor entity was organized under the laws of the State of Nevada on May 19, 1919, under the name “Lincoln Divide Mining Company.” Subsequently, the Company changed it name twice and later became “Cherokee Minerals and Oil, Inc.” (“Cherokee”) in 1980, before becoming HydroMaid International, Inc. on January 20, 1999.

MERGERS AND REORGANIZATIONS. On December 11, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization”) which resulted in the acquisition by the Company of 100% of the issued and outstanding shares of restricted Common Stock of Environmental Systems & Solutions, Inc. (“ESSI”), a Nevada corporation formed in 1992. The Reorganization qualified as a tax-free reorganization under Section 368 (a) (1) (B) of the 1986 Internal Revenue Code. Under the terms of the Reorganization, the former stockholders of ESSI received four shares of the Company for each one share of ESSI and in the aggregate acquired approximately 92% of the issued and outstanding Common Stock of the Company.

BUSINESS

Before the Reorganization, Cherokee was engaged in seeking and investigating potential assets, property, or businesses to acquire, and had no material business operations for over five years. ESSI had been engaged primarily in research and development for six years before the Reorganization.

PRINCIPAL PRODUCT.   The Company is engaged in the research and development, manufacturing, marketing, sale, and distribution of a patented product called the HydroMaid®. The HydroMaid® is the world’s first and only totally water-powered garbage disposal.

The HydroMaid® is able to process foods that conventional electric disposals cannot. The HydroMaid® is environmentally safe, quiet, and has ninety percent fewer parts than electric disposals. The HydroMaid® uses common household water pressure to oscillate five stainless steel blades.

The HydroMaid® uses normal household water pressure from the cold water line underneath the sink. Its multi-patented servomechanism harnesses household water pressure to push the five cutting blades 340 degrees. These blades cut through waste, which normally damages or creates problems for traditional electric disposals such as chicken bones, potato peels, avocado pits, walnut shells, and fibrous foods like celery. The servomechanism is able to automatically shift into a harmless oscillating mode if silverware is accidentally dropped into the unit allowing the user to avoid damage to both silverware and the disposal.

The HydroMaid® is an environmentally friendly product for a variety of reasons. First, the cutting action of the HydroMaid® produces such fine cut waste that it easily flushes through the drainage system, promoting faster decomposition as an aid to the environment. Second, because it uses no electricity, the HydroMaid® reduces the consumption of energy.  The HydroMaid® retails for $299.

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

MARKETING AND DISTRIBUTION STRATEGY.  In March 2000, the Company entered into an agreement with the Appliance Division of General Electric Company (“GE”).  Under the agreement, GE could assume rights to distribute the HydroMaid® in the US and Canada, and the Company would retain rights to distribute the HydroMaid® throughout the rest of the world.  On April 19, 2001 the agreement with GE was terminated.

Domestic marketing was largely curtailed pending the outcome of the GE relationship.  The Company pursued and continues to pursue its efforts to expand international distribution channels.  These efforts have included development of distribution agreements for the HydroMaid® in many countries throughout the world.   Discussions with a European appliance manufacturer for a potential technology licensing arrangement have been delayed due to current economic conditions in the European market.

COMPETITIVE BUSINESS CONDITIONS.  A market study indicates that approximately 94% of the disposal market is controlled by two major companies, In-Sink-Erator and Anaheim Manufacturing.

As a result, the disposal market is extremely competitive.  Because the major companies are so entrenched in the disposal market through the aid of massive product recognition, established distribution channels, and powerful financial resources, it is extremely difficult for other disposal manufacturers to successfully enter the market.

While the Company’s management recognizes that it is difficult to overcome competition and other market entry barriers, they believe that the HydroMaid’s® unique and innovative technology will permit the Company to successfully distinguish itself from the major industry players and capture market share.

SOURCES AND AVAILABILITY OF MATERIALS.  The Company has entered into an agreement with MVP Industries (“MVP”), a China corporation, for the manufacture and assembly of the HydroMaid®.  MVP can produce up to 40,000 units per month.  The Company also has a relationship with Metric Tool & Die (“Metric”), an Illinois corporation, which manufactured the HydroMaid® in limited quantities before primary manufacturing responsibility was assigned to MVP.

The Company understands that there is economic and political risk in relying on just one or a few manufacturers and suppliers.  To mitigate the risk of losing all or part of its product supply in the event that one of its manufacturers ceases to produce units of the HydroMaid® for whatever reason, the Company is taking steps to diversify its sources for materials and the manufacturing of its product.  In particular, Latin American production has been explored and is considered feasible.

MAJOR CUSTOMERS.  In the U.S., the HydroMaid® is expected to be distributed primarily through plumbing wholesale houses, home improvement and appliance retailers and new construction contractors.  Internationally, the Company is currently focused on entering into agreements with master distributors who will provide a wholesaling function to appliance dealers within a national or multi-national territory.

PATENTS AND TRADEMARKS. The Company holds eleven patents issued in the United States and internationally and has one new patent pending in the United States and internationally covering the HydroMaid®. The Company also holds registered trademarks on the HydroMaid® name.

RESEARCH AND DEVELOPMENT.  The Company spent $434,794 in 2001 and $207,415 in 2000 for research and development.  It is expected that this amount will increase in 2002 as work is performed on the product modifications needed to increase the efficiency and functionality of the HydroMaid®.

WARRANTY. The Company currently supports the HydroMaid® with a ten-year warranty to the original consumer against any defects in workmanship or material, provided that the product has not been subject to abuse or alteration.  There is a lifetime warranty on the housing and steel blades.

EMPLOYEES.  As of December 31, 2001, the Company employed 10 employees, seven of which work full-time and three of which work part-time for the Company and part-time for Liquitek Enterprises, Inc. and/or Lighthouse, Inc., which are related parties.  The Company was reimbursed by these other companies for portion of their labor expended on the business of these other companies. None of the Company’s employees is covered by a collective bargaining agreement, and the Company considers its labor relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

In July 2001, the Company leased a 10,000 square-foot space to combine its offices and warehouse into one location for a three-year period ending September 30, 2004 at an annual rent of

approximately $48,000 plus common area maintenance costs of $800 per month.    The Company has consequently terminated the previous warehouse lease and moved all warehousing, research and development, and sales personnel to this location.  The Company continues to occupy minimum office space previously owned by Lighthouse, Inc., the wholly owned corporation of Culley W. Davis, the former Chairman and CEO of the Company.  It is located at 1350 E. Draper Parkway, Draper, Utah 84020, and continues to be the Company's principal executive office.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On May 19, 2001, the Company held its Annual Meeting of Stockholders in Salt Lake City, Utah.  Stockholders were asked to elect directors, and ratify the appointment of auditors.  A total of approximately 26,925,000 shares were entitled to be voted at the meeting and 17,988,257 were voted.  The stockholders elected all of the nominated directors and ratified Squar, Milner, Reehl and Williamson, LLP as the Company’s auditors for 2001.  On July 26, 2001 a special meeting of stockholders was held to approve the addition of 10,000,000 shares of the total authorized stock of the Company to 40,000,000 shares. Approximately, 26,925,000 shares were entitled to be voted at this special meeting and 17,999,460 were voted. The stockholders voted to approve the 10,000,000 shares increase of authorized capital stock to 40,000,000 shares.  The voting on each item was as follows:

1: Election of Directors

Name	Votes For
* Culley W. Davis	17,363,787
Bruce H. Haglund	17,337,495
* John W. Nagel	17,363,787
Mark S. Brewer	17,265,787
* J. Steven Young	17,239,495

*  In August 2001, John W. Nagel and J. Steven Young resigned as directors from the board.  In December 2001, Culley W. Davis resigned as an officer and director of the Company.  As of the date of this report appointments have not been made to fill the director vacancies.  Mark S. Brewer was elected interim Chief Executive Officer in January 2002.

2: Ratify Auditors

Total For	Against	Abstain
16,968,547	7,690	6,640

3: Authorize additional 10,000,000 shares of capital stock.

Total For	Against	Abstain
17,752,190	229,259	18,011

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE

                The following table sets forth, for the period from December 2000 through December 2001, the high and low bid quotations each quarter for the Common Stock as reported by the OTC Bulletin Board.  The Company’s stock began trading on October 12, 1998 and trades under the stock symbol “HYII.”  The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

Common Stock Price

2001	High	Low
1st Quarter	2.75	.97
2nd Quarter	1.63	0.41
3rd Quarter	0.57	0.18
4th Quarter	0.30	0.08

2000
1st Quarter	9.8125	4.3750
2nd Quarter	4.4375	0.9688
3rd Quarter	2.9375	1.6875
4th Quarter	1.7500	0.7812

                The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business.  As of December 31, 2001, the approximate number of record holders of the Company’s Common Stock was 469.

DESCRIPTION OF SECURITIES

The Company has one class of securities authorized, consisting of 40,000,000 shares of $0.001 par value common voting stock. The holders of the Company’s Common Stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of Common Stock carry cumulative voting rights in the election of directors.

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

                During January 2000, investors purchased a total of 750,000 shares of restricted Common Stock and warrants to purchase 1 million additional shares of Common Stock at the price of $7.50 per share, for the aggregate purchase price of  $3,337,500.  The warrants expire on January 21, 2005.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

The Company encountered severe operating and financial difficulties in 2001 forcing the Company to shift its focus from marketing and sales to a concentration on design and development.  The demise of the relationship with General Electric forced the Company to deal with critical design issues with its own relatively meager product development resources.  It had become apparent that the Company was prohibited from mass marketing the HydroMaid® in the domestic market as it did not contain an Atmospheric Anti-siphon Valve (AVB), which is required by the majority of domestic plumbing codes.  The installation of the disposal already entailed mounting an on/off valve atop the sink or nearby counter, and it was judged that the AVB had to be integrated into the on/off valve rather than be a second mounting atop the sink or counter.  The design had to provide for the necessary functionality and be aesthetically acceptable.  The design of the AVB valve is now substantially complete, but the Company is in need of additional capital to complete the design and begin manufacturing the improved product.

Early in 2001, the Company became aware of an unacceptable rate of failure of the Piston U-cup seals (seals) in the HydroMaid® resulting in a significant number of returns.  The seals tended to flip out of position, thus causing the whole unit to cease working.  The solution to this problem was to redesign the shape of the seals.  The Company has completed the redesign of the seal and is awaiting  additional capital to create the tooling and to produce the seals.

The Company exhausted all of its operating capital during 2001 as considerable time and resources were consumed in the design and development of the new seals and the AVB valve.  Before these issues manifested themselves, and while the prospects for the relationship with General Electric still looked promising, the Company’s financial circumstances were deemed reasonably secure.  Cash that had not been needed for the Company's operations was loaned to other businesses in anticipation that it would be repaid before the Company needed it.  The general business and venture capital markets downturn of 2001 coincided with the increase in need for resources as described above. The loans to Liquitek Enterprises, Inc. (“Liquitek”) are a case in point. Liquitek and HydroMaid were both born of the same venture capital funding through Pinnacle Enterprises, Ltd. (“Pinnacle”), so they have had a long-standing close relationship.  Liquitek was engaged in a capital development effort throughout late 2000 and early 2001, primarily through the efforts of Culley W. Davis, who had been the general partner of Pinnacle.  By mid-2001 it was recognized that Mr. Davis’ sources of capital were not going to be able to fund Liquitek’s needs, given the prevailing market conditions.  Liquitek could not pay its debt to HydroMaid, HydroMaid desperately needed cash for its own operating needs, and the vicissitudes of the market prevented the resolution of the problem throughout the remainder of the year and on into 2002. The Company maintains a receivable balance of approximately $709,000 in notes receivable and other related party transactions from Liquitek as of December 31, 2001. The Company's management believes that most if not all of the receivables from Liquitek will be paid either by Liquitek's capital development and operating efforts or from the liquidation of Liquitek's assets. However, as Liquitek has not demonstrated its ability to pay the obligation as of December 31, 2001, the Company's management has reserved the full amount of this receivable (see Note 7 to the financial statements).

As the Company's attention shifted to the design and development of the HydroMaid® it made a number of changes to its workforce.  Early in the year, to facilitate the correction of the design problems identified above, the Company hired a product engineer with significant industry experience as well as a design engineer.  Later, in 2001, the Company reduced its staffing in the sales, marketing, warehousing, and administrative functions.  When feasible, allocations of administrative personnel to other related parties were increased as the staffing needs of the Company were diminished.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.  During the year ended December 31, 2001, the Company had net sales of $32,905, compared to net sales of $885,895 during 2000, a decrease of $852,990.  The associated cost of sales for 2001 was 823,863 compared to cost of sales of $640,105 for 2000.  Early in 2001, the Company discovered an issue with the piston U-cup seals in the HydroMaid®, forcing the Company to significantly decrease sales and marketing efforts until this problem was remedied.  Additionally, In June 2001, the Company allowed a European distributor to return a substantial portion of product from a previous sale for full credit because of water-pressure related performance problems of the product in their marketplace.  The return was recorded as a reduction in cost of goods sold and accounts receivable and an increase in inventory and returns and allowances expense.  These units are being held by the distributor as Company inventory until they can be resold.  Subsequent to the year ended December 31, 2001 and the date of this report all of the units held by this distributor have been sold to other European distributors.

Product costs directly associated with sales in 2001 totaled $24,622. The balance of 2001 cost of goods sold is due to a significant change in management's estimate of expected warranty claims and obsolete inventory, as well as idle plant costs, as discussed below.

The provision for warranty claims during 2001 was $424,608. This expense reflected a $396,755 reserve for management's estimate of the costs associated with replacing the units currently in  the market with the new U-cup seals as explained above, which will occur sometime during the product's 10 year warranty. This additional provision increased the accrued product warranty reserve total to $460,000. The remaining $27,853 of warranty expense was the actual cost incurred during 2001 to replace units returned due to defects covered under the product's warranty.

The provision for obsolete inventory during 2001 was $249,058. Approximately $123,000 of this expense is related to the write-down of component parts inventory believed to be obsolete or slow moving. The remaining $126,000 reflects the cost of replacing defective vinyl hose sets with more durable stainless steel braided hose sets.

Idle plant expense for 2001 was $125,575. This expense reflects the depreciation charges for the company's tooling equipment and the shared commitment for the production line quality control program, which was terminated early in the year, at the Company's China manufacturer. The production line has been idle during the year ending December 31, 2001.

Selling and distribution costs for 2001 were $944,325 compared to $1,026,805 for 2000, a decrease of $82,480.  This decrease is attributable to a reduction in staffing for the sales and warehousing functions as a result of the decrease in sales mentioned above.  The Company’s management expects sales and distribution expenses to decrease significantly in 2002 as the Company will not attend the larger industry trade shows as it did in 2000 and 2001.

General and administrative expenses for 2001 were $1,323,257 compared to $3,204,153 for 2000, a decrease of $1,880,896.    Approximately $1.1 million of this decrease in 2001 is attributable to a 2000 charge for non-cash stock option and grant compensation expensed in association with accounting for options and stock grants to employees and directors.  These expenses were not repeated as there were no new non-cash stock options granted in 2001.  Additionally, administrative salaries and fees paid to consultants decreased by approximately $300,000 in 2001 as a result of the reductions in force.  Further, compensation of employees being shared with related parties (Liquitek Enterprises, Inc. and Lighthouse, Inc.) as described above increased by approximately $215,000 in 2001 (see note 7 to the Financial Statements).  The remaining $265,000 decrease ocurred as a result of reduced spending in a variety of expense categories:  travel, public relations, rent, postage, supplies, telephone, etc.

Research and development costs for 2001 totaled $434,794 as compared to $207,415 for 2000, an increase of $227,379.  The increase occurred primarily in engineering salaries for two new engineers who were were added early in the year 2001.  The further product refinement projects defined above are likely to result in increased research and development expenditures in 2002.

The Company experienced a net loss of $4,128,293 during 2001 compared to a net loss of $3,979,318 for the comparable period in 2000, an increase in losses of $148,975.  When losses are adjusted for non-cash charges (i.e., depreciation, amortization, provisions for future charges and stock-based compensation), operating losses declined in 2001 by approximately $200,000.

The Company’s inventory decreased from $974,206 at December 31, 2000 to $769,799 at December 31, 2001 a decrease of $204,407.  Inventory decreased in 2001 by approximately $81,000 as a result of product sales, warranty replacements, and promotional giveaways. There were no additions to inventory during 2001, as the production line with the Company's China manufacturer was idle during the year. Additionally, the company increased the inventory valuation reserve by approximately $70,000 for slow moving component parts. The remaining decrease of approximately $53,000 is a result of the write-off of miscellaneous component parts deemed obsolete.

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

                General and administrative expenses for 2000 were $3,204,153 compared to $2,139,794 for 1999, an increase of $1,064,359.  This increase is attributable primarily to non-cash stock option and grant compensation of nearly $1.2 million expensed in 2000 in association with accounting for options and stock grants to employees and directors, an increase of approximately $812,000 for this expense over 1999.  The remaining $252,000 in increase occurred in a variety of expenses categories:  consulting fees, directors’ and officers’ insurance premiums, 401K matching payments, etc.

Research and development costs for 2000 totaled $207,415 as compared to $649,257 for 1999, a decrease of $441,842.  A potential cooperative development endeavor with GE was in an evaluation mode throughout most of 2000.  The product refinement projects defined through that effort were expected to result in increased research and development expenditures in 2001.

The Company experienced a net loss of $3,979,318 during 2000 compared to a net loss of $3,820,547 for the comparable period in 1999, an increase in losses of $158,771.  When losses are adjusted for non-cash charges (i.e., depreciation, amortization, provisions for future charges and stock-based compensation), operating losses declined in 2000 by more than $500,000.

The Company’s inventory increased from $905,924 at December 31, 1999 to $974,206 at December 31, 2000.  The product design review that occurred as part of the cooperative development agreement in 2000 disclosed a need for some modifications to permit compliance with plumbing regulations in many markets and to reduce the probability of warranty returns in the future.  These modifications were being developed and implemented in 2001, both with rework of units in inventory and with changes in future production once it resumes.  Management anticipated that all of the inventory on hand at the end of 2000 would be sold once these modifications have been effected.  The costs of these modifications to the inventory are to be expensed as they are incurred.

LIQUIDITY

At the end of 2001, the Company had approximately $48,000 in cash, $70,000 in accounts receivable, and a related party receivable from Liquitek Enterprises, Inc. of $709,000, which was fully reserved for as a "doubtful" account.  Management has aggressively reduced expenses in anticipation of the cash shortage, and believes Liquitek Enterprises, Inc. will be successful in its capital development and operating efforts or liquidation of assets in order to pay the Company the $709,000 receivable balance (see Item 6. Management's Discussion and Analysis).  Management anticipates, based on the cash balance, ongoing sales, collection of receivables, and collection of amounts due from Liquitek Enterprises, Inc., to provide for the short-term operating needs of the company until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering during 2002 to fund further development of present and anticipated operations until the Company can accomplish self-sustaining cash flows.

The Company has been successful in its efforts to expand international distribution channels.   These efforts have included development of distribution agreements for the HydroMaid® in many countries throughout the world including: the United Kingdom, South Africa, Poland, Czech Republic, Hungary, Malaysia, Singapore, Indonesia, Thailand, Russia and Lithuania.  Additionally, the Company is pursuing agreements for Canada, Australia, New Zealand, China, Japan, Taiwan and others.  Due to the successful marketing efforts in the International arenas, the Company's management anticipates demand for the HydroMaid® to grow substantially internationally.

The Company’s design and development efforts have resulted in the design of an aesthetically acceptable on/off valve with an integral atmospheric anti-siphon valve, which has demonstrated the capability to meet all anti-siphon requirements.  Certification testing and approvals for the integrated valve are anticipated to be completed during the quarter ending September 30, 2002.  Management expects this product to be ready for production during the quarter ending December 31, 2002.  It is anticipated that the introduction of this integrated valve will greatly enhance domestic sales of the HydroMaid®.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from our Proxy Statement, which we expect to be filed within 120 days from the close of our fiscal year 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report on Form 10-KSB:

1.             Financial Statements for the Years Ended December 31, 2001 and 2000:

Independent Auditors’ Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

2.           Exhibits

2.1           Certificate of Amendment to Articles of Incorporation dated July 27, 2001 respecting the 10,000,000 share increase of the total outstanding capital stock of the Company to 40,000,000 shares.

(b)           Reports on Form 8-K.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 15th day of April 2002.

HYDROMAID INTERNATIONAL, INC.

By:	/s/ MARK S. BREWER
Mark S. Brewer, Interim Chief Executive Officer

By:	/s/ DARON SMITH
Daron Smith, Controller (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. BREWER	Interim Chief Executive Officer, Director	April 15, 2002
Mark S. Brewer

/s/ BRUCE H. HAGLUND	Director	April 15, 2002
Bruce H. Haglund

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

HydroMaid International, Inc.

We have audited the accompanying balance sheets of HydroMaid International, Inc. (the “Company”) as of December 31, 2001 and 2000 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroMaid International, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated a deficit of approximately $17 million from inception through December 31, 2001.  As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to bring liabilities current and correct the issues with the Company’s product so that it may become commercially viable again.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl and Williamson, LLP

April 12, 2002

Newport Beach, California

HYDROMAID INTERNATIONAL, INC.

BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000

ASSETS

Current Assets
Cash	$47,560	$711,904
Accounts receivable, net	69,431	621,208
Inventory, current portion	43,785	974,206
Prepaid expenses and other assets	14,694	131,093
Notes receivable from related parties	—	825,000
Note receivable	—	500,000
	175,470	3,763,411

Property and Equipment, net	598,567	804,415
Patents, net	107,015	85,183
Inventory, net of current portion	726,014	—
Advances to Foreign Contractor	645,052	667,752
Due from Related Parties, net	—	303,833

	$2,252,118	$5,624,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$552,724	$294,738

Accrued Product Warranty	460,000	78,245

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share, 40,000,000 shares authorized; 26,974,538 shares issued and outstanding at December 31, 2001; 26,914,538 shares issued and outstanding at December 31, 2000	26,975	26,915
Additional paid-in capital	18,276,990	18,274,550
Subscriptions and deferred compensation	(18,000)	(131,576)
Accumulated deficit	(17,046,571)	(12,918,278)
	1,239,394	5,251,611

	$2,252,118	$5,624,594

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000

	2001	2000
REVENUES
Sales	$152,983	$924,383
Less: returns and allowances	(120,078)	(38,488)
	32,905	885,895

COST OF GOODS SOLD
* Product costs	24,622	640,105
* Provision for warranty claims	424,608	—
* Provision for obsolete inventory	249,058	—
* Idle plant expense	125,575	—
	823,863	640,105

GROSS PROFIT (LOSS)	(790,958)	245,790

OPERATING EXPENSES
Selling and distribution expenses	944,325	1,026,805
General and administrative expenses	1,323,257	3,204,153
Research and development	434,794	207,415
	2,702,376	4,438,373

LOSS BEFORE INTEREST AND TAXES	(3,493,334)	(4,192,583)

OTHER INCOME (EXPENSE)
Provision for doubtful related party receivable	(709,870)	—
Interest income and other	74,911	213,265
	(634,959)	213,265

LOSS BEFORE TAXES	(4,128,293)	(3,979,318)

INCOME TAX BENEFIT
Current	—	—
Deferred	1,000,000	1,300,000
Less change in valuation allowance	(1,000,000)	(1,300,000)
	—	—

NET LOSS	$(4,128,293)	$(3,979,318)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANING DURING THE YEAR	26,964,000	26,864,000

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001 and 2000

	Common Stock		Additional Paid-in	Subscriptions and Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE — December 31, 1999	26,807,000	$26,807	$18,041,093	$(4,567,408)	$(8,938,960)	$4,561,532
Common stock issued for cash	2,872	3	11,485	—	—	11,488
Common stock issued for services	28,000	28	124,972	—	—	125,000
Stock options exercised	76,666	77	19,090	—	—	19,167
Cash received for subscribed stock and warrants	—	—	—	3,337,500	—	3,337,500
Stock options granted	—	—	77,910	—	—	77,910
Deferred compensation recognized	—	—	—	1,098,332	—	1,098,332
Net loss	—	—	—	—	(3,979,318)	(3,979,318)
BALANCE — December 31, 2000	26,914,538	26,915	18,274,550	(131,576)	(12,918,278)	5,251,611
Common stock issued under Don Sullivan agreement (Note 8)	50,000	50	(50)	—	—	—
Stock options exercised	10,000	10	2,490	—	—	2,500
Deferred compensation recognized	—	—	—	113,576	—	113,576
Net loss	—	—	—	—	(4,128,293)	(4,128,293)

BALANCE — December 31, 2001	26,974,538	$26,975	$18,276,990	$(18,000)	$(17,046,571)	$1,239,394

The accompanying notes are an integral part of these financial statements

HYDROMAID INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,128,293)	$(3,979,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,896	227,718
Provision for bad debts	141,328	11,738
Provision for doubtful related party receivable	709,870	—
Provision for obsolete inventory	249,058	(13,742)
Provision for warranty claims	424,608	32,245
Stock option and grant expense	113,576	1,176,242
Stock issued for professional services	—	125,000
Changes in operating assets and liabilities:
Accounts receivable	410,448	(561,685)
Inventory	(61,804)	(54,540)
Prepaid expenses and other assets	116,400	(52,386)
Advances to foreign contractor	—	(561,585)
Due from related parties	(106,037)	(136,338)
Accounts payable and accrued expenses	254,986	(167,020)
Net cash used in operating activities	(1,611,964)	(3,953,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(41,949)	(271,131)
Patent costs	(37,931)	(8,207)
Collection (issuance) of notes receivable	1,025,000	(1,325,000)
Net cash provided by (used in) investing activities	945,120	(1,604,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,500	30,655
Proceeds from issuance of subscribed stock and warrants	—	3,337,500
Net cash provided by financing activities	2,500	3,368,155

NET DECREASE IN CASH	(664,344)	(2,189,854)

CASH — beginning of year	711,904	2,901,758

CASH — end of year	$47,560	$711,904

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Stock options granted	—	77,910
Less: stock option and grant expense	(113,576)	(1,176,242)

Deferred compensation recognized, net	(113,576)	(1,098,332)

Deferred compensation — beginning of year	113,576	1,211,908

Deferred compensation — end of year	$—	$113,576

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

1. NATURE OF BUSINESS

Nature of Business

HydroMaid International, Inc. (the “Company”) was incorporated in 1992 in the State of Nevada, and engages in the development, manufacture, and sale of a patented water-powered garbage disposal known as the HydroMaid®.  Technological improvements and field-testing were completed in 1997, and the HydroMaid® was introduced to the market in 1999.  The Company markets the HydroMaid® to a worldwide customer base. The Company operates from a leased facility near Salt Lake City, Utah.  The majority of its manufacturing is performed by a single contractor in China.

The Company’s common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol “HYII”.

Termination of Proposed Agreement with General Electric

On March 10, 2000, the Company entered into a non-binding letter of intent with the Appliance Division of General Electric Company (“GE”) under which GE might obtain exclusive distribution rights to the HydroMaid® in the United States and Canada through October 31, 2003.  The mutual exploration being conducted under this letter of intent was terminated on April 19, 2001.

Going Concern

As discussed above, the Company manufactures and markets the HydroMaid® water-powered garbage disposal.  Since the introduction of the HydroMaid® to the marketplace in 1999, sales have not been sufficient to provide positive operating cash flow.  The Company’s operating cash flow deficit for the years ended December 31, 2001 and 2000 was approximately $1.6 million and $4.0 million, respectively, and the Company has accumulated a deficit of approximately $17 million from inception through December 31, 2001.  Additionally, during the year ended December 31, 2001, the Company discovered a design flaw with a certain seal in the HydroMaid®, forcing the Company to reduce its sales efforts until the problem is corrected.  The Company is nearing completion of a redesigned seal, but additional capital is required to finish this project and to mass-produce the new seal.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At the end of 2001, the Company had approximately $48,000 in cash, $70,000 in accounts receivable, and a related party receivable from Liquitek Enterprises, Inc. of $709,000, which was fully reserved for as a "doubtful" account. Management has agressively reduced expenses in anticipation of the cash shortage, and believes Liquitek Entereprises, Inc. will be successful in its capital development and operating efforts or liquidation of assets in order to pay the Company the $709,000 receivable balance (see Item 6. Management's Discussion and Analysis). Management anticipates, based on the cash balance, ongoing sales, collection of receivables, and collection of amounts due from Liquitek Enterprises, Inc., to provide for the short-term operating needs of the company until permanent equity financing can be realized. The Company expects to raise additional capital through a private placement equity offering during 2002 to fund further development of present and anticipated operations until the Company can accomplish self-sustaining cash flows.

The Company has been successful in its efforts to expand international distribution channels throughout the world. These efforts have included development of distribution agreements for the HydroMaid™ in many countries throughout the world including: the United Kingdom, South Africa, Poland, Czech Republic, Hungary, Malaysia, Singapore, Indonesia, Thailand, Russia and Lithuania. Additionally, the Company is pursuing agreements for Canada, Australia, New Zealand, China, Japan, Taiwan and others. Due to the successful marketing efforts in the international arenas, the Company management anticipates demand for the HydroMaid™ to grow substantially internationally.

The Company's design and development efforts have resulted in a design of an aesthetically acceptable on/off valve with an integral atmospheric anti-siphon valve, which has demonstrated the capability to meet all anti-siphon requirements. Certification testing and approvals for the integrated valve are anticipated to be completed during the quarter ending June 30, 2002. Management expects this product to be ready for production during the quarter ending September 30, 2002. It is anticipated that the introduction of this integrated valve will greatly enhance domestic sales of the HydroMaid™.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements.  Such financial statements and accompanying notes are the representations of Company management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The Company prepares its financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts, accrued product warranty provision, deferred tax asset valuation allowance, and the provision for obsolete inventory.  These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Concentration of Credit Risk

Financial instruments that may subject the Company to credit risk principally consist of uninsured cash-in-bank balances.  At times, the Company’s bank balance may exceed the amount insured by the Federal Deposit Insurance Corporation.

Other Concentrations

The Company’s business plan calls for virtually all product assembly and cutting blade manufacturing to take place in China.  The majority of the Company’s product assembly has been contracted to one company in China.  Additionally, production equipment with a gross cost of approximately $249,000 is located in China.  Such equipment is subject to various political, economic, and other risks and uncertainties inherent in China.

The Company’s accounts receivable result from sales to a broad customer base of domestic and international customers.  The Company extends credit to its customers based upon its evaluation of each customer’s financial condition and credit history.  The Company generally does not require collateral from its customers.

At December 31, 2001 and 2000, one and three customers, respectively, accounted for approximately 81% and 84%, respectively, of gross accounts receivable; no other individual customer accounted for more than 10%.  For the years ended December 31, 2001 and 2000, one and three customers, respectively accounted for approximately 12% and 62%, respectively, of gross sales; no other customer accounted for more than 10%.

The Company performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable.  Management considers the allowance for doubtful accounts at December 31, 2001 and 2000 of approximately $136,000 and $9,000, respectively, to be adequate to provide for losses which may be sustained in the realization of these accounts.

Revenue Recognition

Except when the Company has significant future performance obligations, revenue is recognized upon shipment of the HydroMaid®.  Shipments with unexpired rights-of-return or which otherwise do not qualify for full-accrual revenue recognition are accounted for by the Company as consignment transactions or are recorded as deferred revenue at the time of sale.

Inventory

Inventory is stated at the lower of cost (using the average cost method) or estimated market value.  Management periodically reviews inventory and outstanding purchase commitments to identify any significant obsolete or slow-moving items and provides allowances for such items.  Inventory held in excess of expected sales in the following year is classified as a long-term asset.

The Company’s provision for obsolete inventory is based on the Company’s best estimates of product sales prices and customer demand patterns. Due to the short amount of time that the HydroMaid® has been in the market, it is at least reasonably possible that the estimates used by the Company to determine its provisions for obsolete inventory will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

Completed tooling used in commercial production, which is idle at this time but is expected to be used in the future (see Note 5), is carried at cost less accumulated depreciation.  The cost of special-purpose property and equipment (such as tools, dies, and molds) constructed by a related-party vendor includes design/production labor and an allocation of estimated overhead.  Completed tooling is depreciated using the straight-line method over its estimated useful life of five years.

Patents

The Company has 11 active patents on the HydroMaid®, which expire on dates through 2019.  The Company capitalizes the cost and related expenses of patents and patents pending, and amortizes patents over the shorter of their remaining legal lives or their estimated economic life.  In 2001, the Company wrote off costs related to abandoned patents pending of approximately $50,000.  Additionally, two expired and fully amortized patents with a gross cost of approximately $57,000 were written-off during the year ended December 31, 2001.  Accumulated amortization at December 31, 2001 and 2000 approximated $117,000 and $158,000, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.  During the years ended December 31, 2001 and 2000, no valuation adjustments were recorded.  As such, the Company’s long-lived assets are stated at cost less accumulated depreciation and amortization. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change, which could result in future long-lived asset impairments.

Income Taxes

Using the liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur.  Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (Note 12).

Advertising

Advertising costs are expensed as incurred.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Warranty Costs and Related Matters

The Company provides a lifetime warranty on the HydroMaid’s® housing and steel blades, and an unconditional ten-year warranty on workmanship and other components.  Estimated warranty expense is recorded based on historical experience, product performance, and management’s review of product quality as compared to the current state of the technology.  During the year ended December 31, 2001, engineering studies discovered certain product design issues related to the HydroMaid® that caused management to significantly increase the warranty reserve as of December 31, 2001.   It is reasonably possibly that management’s estimate of warranty expense and the related accrued product warranty will change in the near term.

Stock Options and Similar Equity Instruments

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation.” SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date grant, between the fair value of the Company's common stock and the exercise price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Notes 9 and 10).

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Loss per Common Share

Loss per common share is based on the weighted average number of common shares and potential common stock outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Securities that could potentially dilute basic loss per share in the future (Notes 9, 10 and 11) were not included in the diluted-loss-per-share computation because their effect is antidilutive.

Elements of Other Comprehensive Income

For the years ended December 31, 2001 and 2000, the Company did not have any elements of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  Therefore, a statement of comprehensive income has not been presented.

Segment Reporting

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates entirely in one business segment in the United States.

Recent Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

Additionally, in July 2001, the Financial Accounting Standards Board issued Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”. SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company’s future financial statements.

Also, the Financial Accounting Standards Board has recently issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  Management has not determined exactly how the requirements of such pronouncements will affect the Company’s future financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, due from related party, and accounts payable. Except for notes due from related party, the Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market interest rates. It is not practicable to estimate the fair value of due from related parties, due primarily to the uncertainty surrounding the timing of cash flows.

3. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

The names and relationships of related parties referred to in these notes are set forth below:

•                  Culley W. Davis, founder, CEO and Chairman of the Board of Directors through December 31, 2001; sole owner and CEO of Lighthouse, Inc. ("LI"), formerly Pinnacle Enterprises, Inc., a debtor of the Company; a stockholder and Chairman of the Board of Directors through August 3, 2001 of Liquitek Enterprises, Inc., a debtor of the Company; manager of Family Legacy, Ltd., a direct and beneficial owner of Company stock through August 9, 2001; and owner of Company stock options (Note 9).  The Company occupied office space owned by LI from September 2000 through June 2001, and paid rent on a month-to-month basis.  Rent paid to LI in 2001 and 2000 approximated $82,000 and $38,000, respectively.

•                  Bruce H. Haglund, a director of the Company and owner of Company stock options (Note 9), is a partner in the law firm of Gibson, Haglund, & Paulsen (“GHP”), legal counsel to the Company.  For the years ended December 31, 2001 and 2000, the Company paid or incurred legal fees to GHP of approximately $77,000 and $150,000, respectively. At December 31, 2001, the Company owed GHP approximately $45,000, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

Included in accounts receivable at December 31, 2001 is approximately $50,000 due to a shareholder for purchased product.  At December 31, 2001, approximately $17,000 in unreimbursed expenses to certain employees was included in accounts payable and accrued expenses on the accompanying balance sheet.

Because the Company, Lighthouse, Inc., Liquitek Enterprises, Inc., Family Legacy, Ltd, and other entities have had commonality of ownership and/or management control during 2001 and 2000, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

Other related party transactions are discussed elsewhere in these notes to the financial statements.

4. INVENTORY

Inventory consists of the following at December 31:

	2001	2000
Components	$195,447	$551,039
Finished goods, current portion	43,785	827,098
Finished goods, net of current portion	726,014	—
	965,246	1,378,137
Less valuation allowance	(195,447)	(403,931)

	$769,799	$974,206

During the year ended December 31, 2001, the Company disposed of fully reserved inventory with a cost of approximately $278,000, writing off both the asset and the corresponding valuation allowance. Additionally, the Company increased the valuation allowance by approximately $70,000 during 2001 for certain components which it deemed to have no future value.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2001	2000
Machinery, equipment, and tooling	$89,377	$477,877
Idle machinery and tooling	388,500	—
Computer hardware and software	72,615	49,594
Furniture and fixtures	58,743	58,743
Vehicles	126,147	126,147
Leasehold improvements	120,392	111,812
Demonstration equipment	404,226	393,878
	1,260,000	1,218,051
Accumulated depreciation and amortization	(661,433)	(413,636)

	$598,567	$804,415

Production machinery and tooling approximating $389,000 was not used during the year ended December 31, 2001 and is reported above as idle machinery and tooling.  Included in this amount is equipment costing approximately $249,000 that is located in China.  As the Company intends to use this machinery in the future, a full year of depreciation, approximating $78,000, was recorded during the year ended December 31, 2001.

Depreciation and amortization expense related to property and equipment approximated $248,000 and $211,000, respectively, for the years ended December 31, 2001 and 2000.

6. NOTES RECEIVABLE

In August 2000, the Company loaned $500,000 to an unrelated party in the water filtration business.  The loan was evidenced by an unsecured note receivable maturing August 7, 2001 and bore interest at 12% per annum.  Such note and accrued interest thereon were repaid in full during the year ended December 31, 2001.

On December 20, 2000, the Company issued a $525,000 note receivable to Liquitek Enterprises, Inc. (see Note 3).  The note bore interest at the rate of 6.2% per annum; principal and unpaid interest were due March 31, 2001.  Such note and accrued interest thereon, approximating $20,000, were repaid in full during the year ended December 31, 2001.

The Company loaned $300,000 on November 8, 2000 to Lighthouse, Inc. (see Note 3).  The note bears interest at the rate of 6.2% per annum; principal and unpaid interest were due November 8, 2001.  On December 31, 2001, the Company, Lighthouse, Inc., and Liquitek Enterprises, Inc. agreed that Liquitek Enterprises, Inc. would be responsible for the repayment of this note and accrued interest to the Company.  At such date, the note was reclassified to due from related party (see Note 7) on the accompanying balance sheets.

7. DUE FROM RELATED PARTIES

Lighthouse, Inc. and Liquitek Enterprises, Inc. reimburse the Company for certain allocated administrative expenses.  These expenses generally consist of salaries and related benefits paid to Company personnel who perform services for Lighthouse, Inc. and Liquitek Enterprises, Inc.  Allocations of personnel costs have been based primarily on actual time spent by Company employees; management believes that such allocation method is reasonable.  Amounts charged to Lighthouse, Inc. and Liquitek Enterprises, Inc. have directly offset the Company’s operating expenses by approximately $392,000 and $213,000 for the years ended December 31, 2001 and 2000, respectively.

The Company reimburses Lighthouse, Inc. for certain allocated overhead expenses related to its rented office space.  The Company nets the amount charged by Lighthouse, Inc. against the amounts charged for administrative expenses described in the preceding paragraph. Lighthouse, Inc. charged approximately $31,000 and $59,000, respectively, to the Company for allocated overhead for the years ended December 31, 2001 and 2000.

On December 31, 2001, the Company, Lighthouse, Inc. and Liquitek Enterprises, Inc. agreed that Liquitek Enterprises, Inc. would assume the responsibility for the total Lighthouse, Inc. obligation of $433,055 to the Company in consideration for Liquitek Enterprises, Inc. being relieved of $433,055 of its obligation to Lighthouse, Inc.  The $433,055 obligation consisted of a $300,000 note and accrued interest of $21,300 (see Note 6) as well as $111,755 in unpaid allocated administrative expenses as explained above.  The net effect of this transaction was to eliminate Lighthouse, Inc. from any obligation to the Company and resulted in a total related party receivable from Liquitek Enterprises, Inc. of $709,870.  The Company's management believes that this receivable will be collected in the future from Liquitek Enterprises, Inc.  However, the Company has fully reserved the $709,870 as a doubtful account because substantial doubt exists as to Liquitek Enterprises, Inc.'s ability to continue as a going concern.

8. EQUITY SECURITIES

In January 1999, the Company entered into a contract to memorialize the manufacturing and consulting arrangement with Metric Tool & Die (“MTD”), a research facility and the former manufacturer for the Company, and Don Sullivan.  This contract required the Company to execute an agreement whereby 50,000 shares of its restricted common stock would be issued at no cost to Don Sullivan, contingent upon (1) his continued employment by MTD and (2) MTD maintaining its existing business relationship with the Company.  As this equity instrument has an exercise price of zero, its grant-date fair value of approximately $130,000 has been estimated based exclusively on the market price of the Company’s stock. Such amount was booked as deferred compensation in 1999 and was amortized through the year ended December 31, 2001. Stock option compensation expense approximating $44,000 was recorded in each of the years ended December 31, 2001 and 2000.

During the year ended December 31, 2000, the parties executed a definitive agreement regarding the matters discussed above, and during the year ended December 31, 2001, the Company issued 50,000 shares of its restricted common stock to Don Sullivan in full satisfaction of the aforementioned agreement.

9. STOCK OPTIONS

1999 Stock Option and Incentive Plan

Effective September 20, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the “1999 Plan”), which permits the issuance of options for a maximum of 1.2 million shares.

On December 28, 2000, the Company granted options for a total of 247,500 shares under the 1999 Plan as follows:

Directors, exercisable at $1.00 per share in three equal installments ending December 31, 2002, and expiring ten years from the date of grant.	50,000
Employees, exercisable at $1.00 per share in three equal installments ending December 31, 2002, and expiring ten years from the date of grant.	197,500

247,500

As described in the “Non-Statutory Stock Options and Other Issuances” section of this note, options for a total of 500,000 shares (not under the 1999 Plan) were granted to Robert C. Gay, Culley W. Davis, Lester W.B. Moore, and Bruce H. Haglund during the year ended December 31, 2000.

1997 Stock Option and Incentive Plan

Effective June 1, 1997, the Company adopted the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which permits the issuance of options for a maximum of 2 million shares and has a life of ten years.  Employee options to purchase common stock for $0.25 per share are generally exercisable in three equal annual installments beginning in January 2000.

For employees who own more than 10% of the Company’s outstanding stock, such options are required to have a minimum exercise price of 110% of the grant-date estimated fair market value and expire five years after issuance.  Options granted to other employees have a ten-year term.  The pre-March 18, 1998 options of other employees have an exercise price of not less than the grant-date estimated fair market value.

The employees’ rights under the 1997 Plan are contingent upon (a) continued employment with the Company for at least six months after the grant date and (b) providing a representation that option shares are acquired for investment only, and not for sale.  Employees may not dispose of shares acquired from exercising stock options within two years of the grant date or within one year after the exercise date.

Non-Statutory Stock Options and Other Issuances

At December 31, 2001, Bruce H. Haglund owned non-statutory options to acquire a total of 175,000 shares as follows: (a) 100,000 shares under the 1997 Plan at $0.25 per share, which are exercisable in three equal annual installments beginning January 1, 2000, (b) 50,000 shares as a director under the 1999 Plan at $5.50 per share, which are exercisable in four equal quarterly installments beginning January 1, 2000, and (c) 25,000 shares as a director at $1.00 per share, which became exercisable on December 28, 2000.  These options expire ten years from their respective grant dates.

On December 28, 2000, Lester W.B. Moore (Chairman of the Board of Directors of Liquitek Enterprises, Inc.) was granted non-statutory options to acquire 50,000 shares. These options were issued at $1.00 per share and were exercisable on the date of grant.  These options expire ten years from such date.

On December 28, 2000, Robert C. Gay (a former director of the Company) was granted non-statutory options to acquire 200,000 shares at $1.00 per share. These options were not issued under either the 1999 Plan or the 1997 Plan. Of the total options granted, 25,000 were issued for his services as a director.  The options are exercisable on the date of grant and expire ten years from such date.

On December 28, 2000, Culley W. Davis was granted non-statutory options to acquire 225,000 shares at $1.00 per share. These options were not issued under either the 1999 or the 1997 Plan. Of the total options granted, 25,000 were issued for his services as a director.  The options are exercisable on the date of grant and expire ten years from such date.

Any grant of non-statutory stock options must be approved by a majority of disinterested directors of the Company.  For accounting purposes, the vesting of such options is not contingent upon the optionee providing any future services.

No stock options, statutory or non-statutory, were issued during the year ended December 31, 2001.

Stock Option Activity

A summary of the aggregate stock option activity for the 1999 and 1997 Plans (including the non-statutory stock options and other issuances discussed above) for the years ended December 31, 2001 and 2000 is presented below as required by SFAS 123:

	Shares	Exercise Price Range	Weighted Average Price Per Share
Options outstanding — December 31, 1999	1,300,834	$0.25 to $5.50		$2.88
Options granted	747,500	$1.00		$1.00
Options exercised	(76,667)	$0.25		$0.25
Options expired or forfeited	(35,000)	$0.25 to $5.00		$3.30

Options outstanding — December 31, 2000	1,936,667	$0.25 to $5.50		$2.19
Options granted	—		$
Options exercised	(10,000)	$0.25		$0.25
Options expired or forfeited	(72,500)	$0.25 to $5.00		$2.45

Options outstanding — December 31, 2001	1,854,167	$0.25 to $5.50		$2.19

Options exercisable — December 31, 2001	1,508,334	$0.25 to $5.50		$1.81

On January 1, 2002, additional options for 152,500 shares became exercisable.

The weighted average grant-date fair value of options granted during 2000 was $0.48.  The weighted average fair value of options granted during 2000 when the exercise price exceeded the grant-date market price was $0.48.  As noted above, no options were granted during the year ended December 31, 2001.

The following schedule reflects additional disclosures required by SFAS 123. This information is provided to assist readers in assessing the timing and uncertainties related to the exercise of the outstanding options to purchase common stock.

Options Outstanding at December 31, 2001	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
514,167	$0.25	$0.25	6 years
725,000	$1.00	$1.00	9 years
365,000	$5.00	$5.00	8 years
250,000	$5.50	$5.50	8 years

1,854,167	$0.25 to $5.50	$2.19	8 years

Other Matters

The disclosures in this paragraph apply to both the 1999 and the 1997 Plans.  The estimated fair value of the options granted is amortized to expense over the options’ vesting period.  The fair value of stock options granted has been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company’s common stock, and the weighted-average assumptions set forth below for issuances in the year ended December 31, 2000:

Expected life	2.2 years
Estimated volatility	125%
Risk-free interest rate	5.1%
Dividends	Zero

Under both stock option plans, the Company may grant stock appreciation rights and restricted stock awards. As of December 31, 2001, no such equity instruments had been granted.

Both stock option plans include a “poison-pill” clause that is triggered by certain defined events.  Such events include (1) the acquisition of a majority of the Company’s outstanding common stock, (2) a reorganization/merger/consolidation whereby the Company is not the surviving entity, and (3) the sale of all or substantially all of the Company’s assets in their entirety.  If such an event occurs, all outstanding stock options and stock appreciation rights may become immediately exercisable or fully vested at the discretion of the Board of Directors; similarly, restricted stock may be freed of any restrictions at the discretion of the Board of Directors.

10. STOCK-BASED COMPENSATION AND OTHER EXPENSES

As discussed in Note 2, compensatory stock options and similar equity instruments issued to non-employees are accounted for using the fair value method of SFAS 123.  The Company recognized compensation expense related to such equity instruments of approximately $30,000 and $111,000 for the years ended December 31, 2001 and 2000, respectively.  The expense recorded in 2001 represents the amortization of deferred compensation related to services performed by non-employees. The expense incurred in 2000 represents costs associated with services performed by non-employees.

Incentive stock options granted to employees are accounted for using the intrinsic value method of APB 25.  Estimated compensation expense related to such options approximated $91,000 for the year ended 2000. No such expense was recorded for the year ended December 31, 2001.  If the fair value method of accounting had been applied to such options, the Company’s reported net loss and loss per share would have been as follows for the years ended December 31:

	2001	2000
	(In thousands, except per share data)
Net loss, as reported	$(4,128)	$(3,979)

Net loss, pro forma	$(4,584)	$(4,848)

Basic and diluted loss per share, as reported	$(0.15)	$(0.15)

Basic and diluted loss per share, pro forma	$(0.17)	$(0.18)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

11. SUBSCRIBED COMMON STOCK AND WARRANTS

In January 2000, the Company received payment for 750,000 subscribed common shares at a price of $4.44 per share and simultaneously issued 1,000,000 detached stock- purchase warrants at a price of $0.01 per warrant.  All such warrants are outstanding at December 31, 2001.  Each warrant entitles the owner, on or before January 21, 2005, to (a) purchase one share of Company stock at a price of $7.50 per share or (b) convert the warrant directly to common shares, using a formula based on the then current market price of the Company’s stock.  If the market price of the Company’s common stock exceeds $10.00 for 30 consecutive trading days and the average daily trading volume for such period exceeds 100,000 shares, the Company has the right to accelerate the expiration date of the warrants to a date not earlier than 60 days after providing notice to that effect.

The warrants discussed above (and any stock issued upon their exercise or conversion) have not been registered under the Securities Act of 1933.  Thus, such warrants and any stock issued as a result thereof are restricted securities.  Because of such restrictions and the magnitude of the investment, management determined that it was appropriate to discount the then current market price (approximately $5.00 per share) of the Company’s common stock in the above transaction.

The Company has entered into an agreement with the investors who purchased the stock and warrants described above to make a good faith effort under certain circumstances to file a maximum of two effective registration statements under the Securities Act of 1933. No such effective registration statements have been filed as of December 31, 2001.

12. INCOME TAXES

The Company was considered a start-up entity for federal and state income tax purposes from its 1992 inception through 1998. As a result, start-up expenses, including research and development, were capitalized during such period for tax purposes, while such costs were expensed as incurred for financial reporting purposes. The Company also has a tax net operating loss carryforward of approximately $12,000,000 at December 31, 2001, which principally expires in 2019 through 2021.

The Company’s deferred tax asset approximated $5,500,000 and $4,500,000 at December 31, 2001 and 2000, respectively.  Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

A summary of the activity in the deferred tax asset and related 100% valuation allowance for the years ended December 31, 2001 and 2000 follows:

Balance — December 31, 1999	$3,200,000

Deferred benefit for 2000	1,300,000

Balance — December 31, 2000	4,500,000

Deferred benefit for 2001	1,000,000

Balance — December 31, 2001	$5,500,000

The components of the deferred tax asset are as follows at December 31:

	2001	2000
Tax net operating loss carryforward	$4,480,000	$3,367,000
Deferred start-up costs	760,000	1,097,000
Other	260,000	36,000
Deferred tax asset	5,500,000	4,500,000
Less valuation allowance	(5,500,000)	(4,500,000)

Net deferred tax asset	$—	$—

The income tax benefit for the years ended December 31, 2001 and 2000 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income taxes and revisions of prior year estimates.

The Company’s income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space (“old office space”) for a five-year period ending October 31, 2003, with an option to renew until September 2005. Such space has been subleased to a tenant, expiring October 31, 2003. Rent expense under this lease approximates $7,000 per month, plus common area expenses, and related sub-lease rent income approximates $7,000 per month. In September 2000, the Company moved from the old office space into a new building owned by Lighthouse, Inc. (Note 3) on a month-to-month basis. The Company formerly leased a 10,000 square-foot warehouse for a two-year period ended September 30, 2000 at an annual rent of approximately $50,000. In July 2001, the Company leased a new space to combine its offices and warehouse into one location, and consequently moved out of their other offices and warehouse. Such lease requires monthly payments of approximately $4,000 through September 2004, plus common area maintenance costs.

Minimum annual rental commitments required under these non-cancelable operating leases are as follows for the years ending December 31:

	Minimum Lease Commitment	Sub-lease Income	Net Lease Commitment
2002	$136,770	$(89,300)	$47,470
2003	121,427	(76,268)	45,159
2004	37,764	—	37,764

	$295,961	$(165,568)	$130,393

Total rent expense, including common area maintenance and other related expenses, approximated $146,000 and $205,000 for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company was several months delinquent in paying the rent on its old office space.  Such rent is fully accrued and included in accounts payable and accrued expenses on the accompanying balance sheets.  Such non-payments could be considered an event of default under the terms of the lease agreement.  The lessor has not contacted the Company about such non-payments, and management does not estimate that the Company has any liability beyond rent accrued at December 31, 2001.  The Company intends to cure the delinquent payments as cash flow permits in the future.

Purchase Commitment and Related Contingent Liability

At December 31, 2001, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from its contractor in China.  Due to the Company’s current financial condition, the contractor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment.  The Company has indemnified the contractor in the amount of approximately $645,000 for any loss that may result from contractor-owned components if such inventory becomes obsolete due to a change in the product’s design.   The indemnification has been made in the form of a cash deposit to the contractor, included on the accompanying balance sheets as advances to foreign contractor.  The contractor has agreed that when production resumes, a credit of approximately $18 will be applied against the cost of each unit shipped to the Company.  Management believes that such deposit will be fully realized in the future.  It is reasonably possibly that management’s estimate of the realization of this deposit will change in the near term. Since the accompanying financial statements have been prepared assuming the Company will continue as a going concern, management has assumed amortization of this non-refundable cash deposit in the ordinary course of business.

14. PROFIT SHARING PLAN

In January 2000, the Company established a defined contribution profit sharing plan (the “Plan”) for eligible employees.  Employees may contribute up to 15% of their gross wages, as defined in the Plan, subject to certain statutory limits.  The Company may, at its discretion, make a profit-sharing contribution at year-end up to 15% of eligible employees’ gross wages.  During the year ended December 31, 2001, the Company provided matching contributions equal to 50% of the first 5% of each eligible employee’s contribution. During the year ended December 31, 2000, the Company provided a profit sharing contribution equal to 3% of such employees’ gross wages.  No such profit sharing contribution was made during the year ended December 31, 2001.  These matching contributions vest to the employees over various periods as defined in the Plan agreement.  The Company’s contribution to the Plan for the years ended December 31, 2001 and 2000 approximated $ 12,000 and $45,000, respectively.

Between April 2001 and November 2001, the Company retained employee deferral amounts beyond the maximum limitations as defined by the Department of Labor.  Such deferrals, approximating $15,000, are included at December 31, 2001 in accounts payable and accrued expenses in the accompanying balance sheets.  Such amount is subject to interest due to the Plan and tax penalties due to the Internal Revenue Service (“IRS”).  The Company has not filed the required Form 5330 with the IRS as of April 12, 2002.  The Company has not remitted principal or interest amounts due to the Plan.