Form 10QSB
period 2002-03-31
HYDROMAID INTERNATIONAL INC
filed 2002-05-20
CIK 1054524

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 02-23729

HYDROMAID INTERNATIONAL, INC.

(Exact name of Small Business Issuer in its Charter)

NEVADA	87-0575839
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1350 E. Draper Parkway

Draper, Utah  84020

(Address of Principal Executive Offices)

Issuer’s Telephone Number:  (801) 553-8790

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

                (1)   Yes  ☒   No  ☐     (2)   Yes  ☒   No  ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

                State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

May 17, 2002:  Common Stock — 26,974,538 shares

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Issuer Format   Yes  ☐   No  ☒

HYDROMAID INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

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

Item 1.   Financial Statements.

The Un-audited Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Un-audited Condensed Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Audited Financial Statements of the Company for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

HYDROMAID INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash	$2,485	$47,560
Accounts receivable, net	68,736	69,431
Inventory, current portion	40,658	43,785
Prepaid expenses and other assets	15,604	14,694

Total Current Assets	127,483	175,470

Property and equipment, net	535,567	598,567
Patents, net	105,324	107,015
Inventory, net of current portion	692,110	726,014
Advances to Foreign Contractor	645,052	645,052

TOTAL ASSETS	$2,105,536	$2,252,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$648,485	$552,724

Accrued Product Warranty	460,000	460,000

Stockholders' Equity
Common stock, par value $.001/ share, 40,000,000 shares authorized 03/31/2002: 26,974,538 outstanding 12/31/2001: 26,974,538 outstanding	26,975	26,975
Additional paid-in capital	18,276,990	18,276,990
Subscriptions, stock options and deferred compensation	(18,000)	(18,000)
Accumulated deficit	(17,288,914)	(17,046,571)

Total stockholders' equity	997,051	1,239,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,105,536	$2,252,118

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three-month Periods Ended March 31, 2002 and 2001

Unaudited

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenues
Sales	$92,950	$55,148
Less returns and allowances	(1,059)	(7,279)
	91,891	47,869

Cost of sales	36,843	20,979

Gross profit	55,048	26,890

Operating expenses
Selling and distribution expenses	59,053	294,719
General and administrative expenses	169,958	405,362
Research and development	72,967	85,660
	301,978	785,741

Loss before interest and taxes	(246,930)	(758,851)

Interest income	4,587	32,688

Income tax benefit	—	—

Net (loss)	$(242,343)	$(726,163)

Basic and diluted loss per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three-month Periods Ended March 31, 2002 and 2001

Unaudited

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(242,343)	$(726,163)

Adjustments to reconcile net (loss) to net cash used by operating activities:

Depreciation and amortization	66,228	65,773
Stock option and grant expense	—	28,394
Changes in operating assets and liabilities:
Accounts receivable	695	69,669
Inventory	37,031	20,979
Prepaid expenses and other assets	(909)	32,720
Accounts payable and accrued expenses	82,209	33,658

Net cash (used) by operating activities	(57,089)	(474,970)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	—	(25,742)
Patent costs	(1,538)	(61,413)

Net cash (used) by investing activities	(1,538)	(87,155)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (to) related party	13,552	(83,339)
Proceeds from exercise of stock options	—	2,500

Net cash provided (used) by financing activities	13,552	(80,839)

NET (DECREASE) IN CASH	(45,075)	(642,964)

CASH AT BEGINNING OF PERIOD	47,560	711,904

CASH AT END OF PERIOD	$2,485	$68,940

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

Notes to the Un-audited Condensed Financial Statements

For the Three-month Periods Ended March 31, 2002 and March 31, 2001.

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

Basis of Presentation

The Company has prepared its condensed financial statements for the three-month periods ended March 31, 2002 and 2001 without audit by the Company’s independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.

The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2001 financial statements have been reclassified to conform to their 2002 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2001 and 2000 audited financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted in the quarter ended March 31, 2002 did not have a significant impact on the Company's financial statements.

3. INVENTORY

Inventory consists of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Components	$195,447	$195,447
Finished goods, current portion	40,658	43,785
Finished goods, net of current portion	692,110	726,014
	928,215	965,246
Less valuation allowance	(195,447)	(195,447)

	$732,768	$769,799

4. ADVANCES TO RELATED PARTIES

Lighthouse, Inc. and Liquitek Enterprises, Inc. reimburse the Company for certain allocated administrative expenses.  These expenses have generally consisted of salaries and related benefits paid to Company personnel who perform services for Lighthouse, Inc. and Liquitek Enterprises, Inc.  Allocations of personnel costs have been based primarily on actual time spent by Company employees; management believes that such allocation method is reasonable.  Amounts charged to Lighthouse, Inc. and Liquitek Enterprises, Inc. have directly offset the Company’s operating expenses by approximately $5,000 and $105,000 for the quarters ended March 31, 2002 and 2001, respectively.

The Company reimburses Lighthouse, Inc. for certain allocated overhead expenses related to its rented office space.  The Company nets the amount charged by Lighthouse, Inc. against the amounts charged for administrative expenses described in the preceding paragraph.

Lighthouse, Inc. charged approximately $5,500 and $8,500, respectively, to the Company for allocated overhead for the Quarter ended March 31, 2002 and 2001.

On December 31, 2001, the Company, Lighthouse, Inc. and Liquitek Enterprises, Inc. agreed that Liquitek Enterprises, Inc. would assume the responsibility for the total Lighthouse, Inc. obligation to the Company in consideration for Liquitek Enterprises, Inc. being relieved of its obligation to Lighthouse, Inc. The net effect of this transaction was to eliminate Lighthouse, Inc. from any obligation to the Company as of December 31, 2001 and resulted in a total related party receivable from Liquitek Enterprises, Inc. of $709,870.  During the quarter ended March 31, 2002, Liquitek Enterprises, Inc. incurred an additional $9,460 in allocated operating expenses and accrued interest making the total receivable balance from Liquitek Enterprises, Inc. approximately $719,333.  The Company’s management believes that this receivable will be collected in the future from Liquitek Enterprises, Inc.  However, the Company has reserved $709,870 as a doubtful account because substantial doubt exists as to Liquitek Enterprises, Inc.’s ability to continue as a going concern. The balance of this receivable at March 31, 2002 is included in Prepaid expenses and other assets on the accompanying condensed balance sheet.

5. COMMITMENTS AND CONTINGENCIES

At March 31, 2002, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from its contractor in China.  Due to the Company’s current financial condition, the contractor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment.  The Company has indemnified the contractor in the amount of approximately $645,000 for any loss that may result from contractor-owned components if such inventory becomes obsolete due to a change in the product’s design.   The indemnification has been made in the form of a cash deposit to the contractor, included on the accompanying balance sheets as advances to foreign contractor.  The contractor has agreed that when production resumes, a credit of approximately $18 will be applied against the cost of each unit shipped to the Company.  Management believes that such deposit will be fully realized in the future.  It is reasonably possibly that management’s estimate of the realization of this deposit will change in the near term. Since the accompanying financial statements have been prepared assuming the Company will continue as a going concern, management has assumed amortization of this non-refundable cash deposit in the ordinary course of business.

6. LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid® water-powered garbage disposal. Since the introduction of the HydroMaid® to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company’s operating cash flow deficit for the three-month period ended March 31, 2002 was approximately $57,000.  Management anticipates, based on the cash balance, ongoing sales, collection of receivables, and collection of amounts due from Liquitek Enterprises, Inc., to provide for the short-term operating needs of the company until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering during 2002 to fund further development of present and anticipated operations.

7. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The weighted average number of common shares outstanding for the three-month periods ended March 31, 2002 and 2001 were 26,974,538 and 26,920,538, respectively.

As more fully described in the notes to the audited financial statements in the Company’s annual report on Form 10-KSB for 2001, securities that could potentially dilute basic loss per share in the future were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three-month period ended March 31, 2002 were $92,950 compared to $55,148 for the comparable period in 2001.  This increase is due to three initial orders from international distributors in Malaysia, Russia and Japan.

The gross profit margin increased from 56% for the three months ended March 31, 2001 to 60% for the comparable period in 2002.  The Company anticipates its gross margin will fluctuate in this approximate range until product designs stabilize and volume sales begin to be realized.

Operating expenses were $301,978 for the three-month period ended March 31, 2002 compared to $785,741 for the comparable period in 2001. As a result of the lack of operating capital, efforts were made to decrease spending across the board in all categories including rents, salaries & wages, postage, communications, etc.  Also, the Company did not attend a major industry trade show during the quarter ended March 31, 2002 as it did during the comparable period in 2001, a savings of approximately $180,000.

The Company experienced a net loss before interest income and income tax benefit and corresponding net loss per share of $246,930 and $0.01, respectively, for the three-month period ended March 31, 2002, compared to a net loss before interest income and income tax benefit and net loss per share of $758,851 and $0.03, respectively, for the comparable period in 2001.

Liquidity

As of March 31, 2002, the Company had approximately $2,500 in cash, $70,000 in accounts receivable, and a related party receivable from Liquitek Enterprises, Inc. of $719,333, of which $709,870 was reserved for as a “doubtful” account.  Management has aggressively reduced expenses in anticipation of the cash shortage, and believes Liquitek Enterprises, Inc. will be successful in its capital development and operating efforts or liquidation of assets in order to pay the Company the $719,000 receivable balance.  Management anticipates, based on the cash balance, ongoing sales, collection of receivables, and collection of amounts due from Liquitek Enterprises, Inc., to provide for the short-term operating needs of the company until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering during 2002 to fund further development of present and anticipated operations until the Company can accomplish self-sustaining cash flows.

The Company has been successful in its efforts to expand international distribution channels.   These efforts have included development of distribution agreements for the HydroMaid® in many countries throughout the world including: the United Kingdom, South Africa, Poland, Czech Republic, Hungary, Malaysia, Singapore, Indonesia, Thailand, Russia and Lithuania.  Additionally, the Company is pursuing agreements for Canada, Australia, New Zealand, China, Japan, Taiwan and others.  Due to the successful marketing efforts in the International arenas, the Company’s management anticipates demand for the HydroMaid® to grow substantially internationally.

The Company’s engineering efforts have resulted in a finished design for the Atmospheric anti-siphon valve, as well as, a redesign of the Piston U-cup Seal.  The Company is awaiting the additional funding to complete the projects and begin the manufacturing process for these component parts.  Management expects once these two projects are completed that the HydroMaid® will meet general plumbing standards, significantly reduce returns, and greatly enhance both international and domestic sales.

Subsequent Events

None.

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

HYDROMAID INTERNATIONAL, INC.

Date: 05/17/02	By: /s/ Mark S. Brewer
Vice President and Director

Date: 05/17/02	By: /s/ Daron H. Smith
Controller
(Principal Accounting Officer)