Form 10QSB
period 2002-06-30
HYDROMAID INTERNATIONAL INC
filed 2002-08-19
CIK 1054524

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the quarterly period ended June 30, 2002

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

August  19, 2002:  Common Stock — 26,974,538 shares

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Issuer Format   Yes ☐   No  ☒

HYDROMAID INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

All statements, other than statements of historical fact, included in this Form 10-QSB, including the statements under “Management’s Discussion and Analysis,” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-QSB.  Such potential risks and uncertainties include, without limitation, competitive technology advancements and other pressures from competitors, economic conditions generally and in our research and development efforts, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in our filings with the Securities and Exchange Commission.  We assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

HYDROMAID INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$7,901	$47,560
Accounts receivable, net	64,793	69,431
Inventory, current portion	49,623	43,785
Prepaid expenses and other assets	13,146	14,694

Total Current Assets	135,463	175,470

Property and equipment, net	472,567	598,567
Patents, net	103,002	107,015
Inventory, net of current portion	668,529	726,014
Advances to Foreign Contractor	645,052	645,052

TOTAL ASSETS	$2,024,613	$2,252,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$770,955	$552,724
Notes payable	85,000	—

Total Current Liabilities	855,955	552,724

Accrued Product Warranty	460,000	460,000

Stockholders’ Equity
Common stock, par value $.001/ share, 40,000,000 shares authorized; 26,974,538 shares issued and outstanding at 6/30/02 and 12/31/2001	26,975	26,975
Additional paid-in capital	18,276,990	18,276,990
Subscriptions receivable	(18,000)	(18,000)
Accumulated deficit	(17,577,307)	(17,046,571)

Total stockholders’ equity	708,658	1,239,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,024,613	$2,252,118

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three-month and Six-month Periods Ended June 30, 2002 and 2001

Unaudited

	Three Months Ended June 30, 2002	Three Months Ended June30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Revenues
Sales	$38,936	$35,644	$131,886	$90,792
Less returns and allowances	(3,134)	(92,031)	(4,192)	(99,310)
	35,802	(56,387)	127,694	(8,518)

Cost of sales	14,052	(15,023)	50,895	5,956

Gross profit (loss)	21,750	(41,364)	76,799	(14,474)

Operating expenses
Selling and distribution	60,478	262,610	119,531	557,329
General and administrative	210,386	389,032	380,344	794,395
Research and development	43,915	139,548	116,883	225,209
	314,779	791,190	616,758	1,576,933

Loss before interest and income tax benefit	(293,029)	(832,554)	(539,959)	(1,591,407)

Interest income	4,637	21,776	9,224	54,464

Income tax benefit	—	—	—	—

Net (loss)	$(288,392)	$(810,778)	$(530,735)	$(1,536,943)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six-month Periods Ended June 30, 2002 and 2001

Unaudited

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(530,735)	$(1,536,943)

Adjustments to reconcile net (loss) to net cash used by operating activities:

Depreciation and amortization	132,456	131,655
Stock option and grant expense	—	56,788
Changes in operating assets and liabilities:
Accounts receivable	4,638	333,182
Inventory	51,646	(2,892)
Prepaid expenses and other assets	1,548	77,727
Accounts payable and accrued expenses	209,553	253,584

Net cash (used) by operating activities	(130,894)	(686,899)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	—	(27,863)
Patent costs	(2,444)	(76,193)
Proceeds from notes receivable	—	270,597

Net cash provided (used) by investing activities	(2,444)	166,541

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (to) related party	8,679	(191,041)
Proceeds from issuance of notes payable	85,000	—
Proceeds from exercise of stock options	—	19,167

Net cash provided (used) by financing activities	93,679	(171,874)

NET (DECREASE) IN CASH	(39,659)	(692,232)

CASH AT BEGINNING OF PERIOD	47,560	711,904

CASH AT END OF PERIOD	$7,901	$19,672

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

For the Three-month and Six-month Periods Ended June 30, 2002 and June 30, 2001.

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

Basis of Presentation

The Company has prepared its condensed financial statements for the three-month and six-month periods ended June 30, 2002 and 2001 without audit by the Company’s independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.

The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2001 and 2000 audited financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted in the quarter ended June 30, 2002 did not have a significant impact on the Company’s financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13, "Accounting for Leases", and makes technical corrections that are not substantive in nature to several other pronouncements.  The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions.  SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company's future financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002.  Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs.  SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value.  Management has not determined the effect, if any, of SFAS No. 146 on the Company's future financial statements.

3. INVENTORY

Inventory consists of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Components	$195,030	$195,447
Finished goods, current portion	49,623	43,785
Finished goods, net of current portion	668,529	726,014
	913,182	965,246
Less valuation allowance	(195,030)	(195,447)

	$718,152	$769,799

4. ADVANCES TO RELATED PARTIES

Lighthouse, Inc. and Liquitek Enterprises, Inc. reimburse the Company for certain allocated administrative expenses.  These expenses have generally consisted of salaries and related benefits paid to Company personnel who perform services for Lighthouse, Inc. and Liquitek Enterprises, Inc.  Allocations of personnel costs have been based primarily on actual time spent by Company employees; management believes that such allocation method is reasonable.  Amounts charged to Lighthouse, Inc. and Liquitek Enterprises, Inc. have directly offset the Company’s operating expenses by approximately $10,000 and $214,700 for the six-month period ended June 30, 2002 and 2001, respectively.

The Company reimburses Lighthouse, Inc. for certain allocated overhead expenses related to its rented office space.  The Company nets the amount charged by Lighthouse, Inc. against the amounts charged for administrative expenses described in the preceding paragraph.  Lighthouse, Inc. charged approximately $12,400 and $16,800, respectively, to the Company for allocated overhead for the six-month periods ended June 30, 2002 and 2001.

On December 31, 2001, the Company, Lighthouse, Inc. and Liquitek Enterprises, Inc. agreed that Liquitek Enterprises, Inc. would assume the responsibility for the total Lighthouse, Inc. obligation to the Company in consideration for Liquitek Enterprises, Inc. being relieved of its obligation to Lighthouse, Inc. The net effect of this transaction was to eliminate Lighthouse, Inc. from any obligation to the Company as of December 31, 2001 and resulted in a total related party receivable from Liquitek Enterprises, Inc. of $709,870.  During the six-month period ended June 30, 2002, Liquitek Enterprises, Inc. incurred an additional $18,970 in allocated operating expenses and accrued interest making the total receivable balance from Liquitek Enterprises, Inc. approximately $728,840.  The Company has reserved $709,870 as a doubtful account because substantial doubt exists as to Liquitek Enterprises, Inc.’s ability to continue as a going concern. The balance of this receivable at June 30, 2002 is included in prepaid expenses and other assets on the accompanying condensed balance sheet.

5. COMMITMENTS AND CONTINGENCIES

At June 30, 2002, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from its contractor in China.  Due to the Company’s current financial condition, the contractor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment.  The Company has indemnified the contractor in the amount of approximately $645,000 for any loss that may result from contractor-owned components if such inventory becomes obsolete due to a change in the Product’s design.   The indemnification has been made in the form of a cash deposit to the contractor, included on the accompanying balance sheets as advances to foreign contractor.  The contractor has agreed that when production resumes, a credit of approximately $18 will be applied against the cost of each unit shipped to the Company.  Management believes that such deposit will be fully realized in the future.  It is reasonably possibly that management’s estimate of the realization of this deposit will change in the near term. Since the accompanying financial statements have been prepared assuming the Company will continue as a going concern, management has assumed amortization of this non-refundable cash deposit in the ordinary course of business.

6. NOTES PAYABLE

The Company obtained an oral agreement from a private investment fund to provide bridge financing for working capital at minimum levels deemed essential to the maintenance of the Company until permanent long-term financing is obtained.  The bridge financing during the three-months ended June 30, 2002 for $85,000 is in the form of unsecured notes maturing in 12 months and bearing interest at 12% per annum with principal and accrued interest payable at maturity.  The notes, at any time prior to maturity, shall have the right to convert to equity of the Company according to terms of a private placement equity offering to be developed in the future.

Subsequent to June 30, 2002, the Company received an additional $50,000 in bridge financing from the private investment fund on the same terms disclosed above.

7. LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid® water-powered garbage disposal. Since the introduction of the HydroMaid® to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company’s operating cash flow deficit for the six-month period ended June 30, 2002 was approximately $131,000.  Management anticipates, based on the cash balance, ongoing sales, collection of receivables, reduction of expenses, and the expectation of ongoing bridge financing from a private investment fund to provide for the short-term operating needs of the Company until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering during 2002 to fund further development of present and anticipated operations.  There can be no assurances, though, that the Company will be able to obtain additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

8. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The weighted average numbers of common shares outstanding for the three-month and six-month periods ended June 30, 2002 was 26,975,000, while the same data for the corresponding periods ending June 30, 2001 were 26,981,000 and 26,951,000 respectively.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three-month period ended June30, 2002 were $35,802 compared to $(56,387) for the comparable period in 2001.  Net sales for the six-month period ended June 30, 2002 were $127,694 compared to $(8,518) for the comparable period in 2001.  The negative net sales numbers for the 2001 periods resulted from a substantial return of product from a European distributor for full credit because of water-pressure related performance problems of the Product in their marketplace.  Gross sales for the three-month period ending June 30, 2002 are comparable to the same period in 2001.  Gross sales for the six-month period ending June 30, 2002 have increased by approximately $41,000 from sales to international distributors in Malaysia, Russia, and Japan over the comparable period in 2001.

The gross profit margin increased from 53%, not including the product return descried above, for the three months ended June 30, 2001 to 61% for the comparable period in 2002.  The gross profit margin increased from 55% for the six-month period ended June 30, 2001, not including the product return described above, to 60% for the comparable period in 2002.  The Company has not included the sales return described above in the gross profit margin calculations because its inclusion causes negative numbers and low percentage bases, which confuse the meaning of the ratios.   The Company anticipates its gross margin will fluctuate in this approximate range until product designs stabilize and volume sales begin to be realized.

Operating expenses were $314,779 for the three-month period ended June 30, 2002 compared to $791,190 for the comparable period in 2001, while operating expenses were $616,758 for the six-month period ended June 30, 2002 compared to $1,576,933 for the comparable period in 2001.  As a result of the lack of operating capital, efforts were made to decrease spending across the board in all categories including rents, salaries and wages, postage, communications, and other general and administrative expenses.  Also, the Company did not attend the major industry trade shows during the six-month period ended June 30, 2002 as it did during the comparable period in 2001, a savings of approximately $320,000.

The Company experienced a loss before interest income and income tax benefit and corresponding loss per share of $293,029 and $0.01, respectively, for the three-month period ended June 30, 2002, compared to a loss before interest income and income tax benefit and loss per share of $832,554 and $0.03, respectively, for the comparable period in 2001.  The losses for the six-month period ending June 30, 2002 were $539,959 and $0.02 compared to losses for the same period of the preceding year of $1,591,407 and $0.06.

Liquidity

Management anticipates, based on the cash balance, ongoing sales, collection of receivables, reduction of expenses, and the expectation of ongoing bridge financing from a private investment fund to provide for the short-term operating needs of the Company until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering to fund further development of present and anticipated operations until the Company can accomplish self-sustaining cash flows.

The Company has been successful in its efforts to expand international distribution channels.   These efforts have included development of distribution agreements for the HydroMaid® in many countries throughout the world including: the United Kingdom, South Africa, Poland, the Czech Republic, Hungary, Malaysia, Singapore, Indonesia, Thailand, Russia, and Lithuania.  Additionally, the Company is pursuing agreements for Canada, Australia, New Zealand, China, Japan, and Taiwan.  Due to the successful marketing efforts in the international markets, the Company’s management anticipates demand for the HydroMaid® to grow substantially internationally.

The Company’s engineering efforts have resulted in a finished design for the Atmospheric Anti-Siphon Valve, as well as, a redesign of the Piston U-cup Seal.  The Company is waiting the additional funding to complete the projects and begin the manufacturing process for these component parts.  Management expects once these two projects are completed that the HydroMaid® will meet general plumbing standards, significantly reduce returns, and enhance both international and domestic sales.

Subsequent Events

Subsequent to June 30, 2002 the Company received an additional $50,000 in bridge financing from a private investment fund with the same terms as disclosed above in Note 6 to the Unaudited Condensed Financial Statements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.*

                99.1  Certification of Vice President / Director

                99.2  Certification of Principal Accountant

(b)           Reports on Form 8-K.

None.

*  A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROMAID INTERNATIONAL, INC.

Date: 08/19/02	By:	/s/ Mark S. Brewer
Vice President and Director

Date: 08/19/02	By:	/s/ Daron H. Smith
Controller
(Principal Accountant)