Form 10QSB
period 2002-09-30
HYDROMAID INTERNATIONAL INC
filed 2002-11-15
CIK 1054524

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 02-23729

HYDROMAID INTERNATIONAL, INC.
(Exact name of Small Business Issuer in its Charter)

NEVADA	87-0575839
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

November 7, 2002:  Common Stock — 26,974,538 shares

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

HYDROMAID INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$24,094	$47,560
Accounts receivable, net	65,101	69,431
Inventory, current portion	46,496	43,785
Prepaid expenses and other assets	12,887	14,694

Total Current Assets	148,578	175,470

Property and equipment, net	409,567	598,567
Patents, net	100,593	107,015
Inventory, long-term portion	663,400	726,014
Advances to Foreign Contractor	400,000	645,052

TOTAL ASSETS	$1,722,138	$2,252,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$804,219	$552,724
Notes payable	207,000	—

Total Current Liabilities	1,011,219	552,724

Accrued Product Warranty	460,000	460,000

Stockholders’ Equity
Common stock, par value $.001/ share, 40,000,000 shares authorized; 26,974,538 shares issued and outstanding at 9/30/02 and 12/31/2001	26,975	26,975
Additional paid-in capital	18,276,990	18,276,990
Subscriptions receivable	(18,000)	(18,000)
Accumulated deficit	(18,035,046)	(17,046,571)

Total Stockholders’ Equity	250,919	1,239,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,722,138	$2,252,118

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three-month and Nine-month Periods Ended September 30, 2002 and 2001

Unaudited

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Revenues
Sales	$18,012	$25,813	$149,898	$116,605
Less returns and allowances	(392)	(3,274)	(4,584)	(102,584)
	17,620	22,539	145,314	14,021

Cost of sales	8,257	11,059	59,152	17,015

Gross profit (loss)	9,363	11,480	86,162	(2,994)

Operating expenses
Selling and distribution	46,151	109,889	165,682	667,218
General and administrative	407,979	337,513	788,323	1,131,908
Research and development	12,972	114,653	129,855	339,861
	467,102	562,055	1,083,860	2,138,987

Loss before interest and income tax benefit	(457,739)	(550,575)	(997,698)	(2,141,981)

Interest income	—	12,229	9,224	66,694

Income tax benefit	—	—	—	—

Net (loss)	$(457,739)	$(538,346)	$(988,474)	$(2,075,287)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.08)

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine-month Periods Ended September 30, 2002 and 2001

Unaudited

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(988,474)	$(2,075,287)

Adjustments to reconcile net (loss) to net cash used by operating activities:

Depreciation and amortization	198,685	198,221
Stock option and grant expense	—	85,181
Changes in operating assets and liabilities:
Accounts receivable	4,329	360,964
Inventory	59,903	8,167
Prepaid expenses and other assets	1,807	96,729
Accounts payable and accrued expenses	222,486	22,851
Impairment of advance to foreign contractor	245,052	—

Net cash (used) by operating activities	(256,212)	(1,303,174)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	—	(37,702)
Patent costs	(3,263)	(89,716)
Proceeds from notes receivable	—	931,672

Net cash provided (used) by investing activities	(3,263)	804,254

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from (to) related party	29,009	(224,432)
Proceeds from issuance of notes payable	207,000	—
Proceeds from exercise of stock options	—	19,167

Net cash provided (used) by financing activities	236,009	(205,265)

NET (DECREASE) IN CASH	(23,466)	(704,185)

CASH AT BEGINNING OF PERIOD	47,560	711,904

CASH AT END OF PERIOD	$24,094	$7,719

The accompanying notes are an integral part of these financial statements.

HYDROMAID INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

For the Three-month and Nine-month Periods Ended September 30, 2002 and September 30, 2001.

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

Basis of Presentation

The Company has prepared its condensed financial statements for the three-month and nine-month periods ended September 30, 2002 and 2001 without audit by the Company’s independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2001 and 2000 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending December 31, 2002 did not have a significant impact on the Company’s financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13, “Accounting for Leases”, and makes technical corrections that are not substantive in nature to several other pronouncements.  The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions.  SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for such activities initiated after December 31, 2002.  Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs.  SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value.  Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

3. INVENTORY

Inventory consists of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Components	$195,030	$195,447
Finished goods, current portion	46,496	43,785
Finished goods, long-term	663,400	726,014
	904,926	965,246
Less valuation allowance	(195,030)	(195,447)

	$709,896	$769,799

4. ADVANCES TO RELATED PARTIES

Lighthouse, Inc. and Liquitek Enterprises, Inc. reimburse the Company for certain allocated administrative expenses.  These expenses have generally consisted of salaries and related benefits paid to Company personnel who perform services for Lighthouse, Inc. and Liquitek Enterprises, Inc.  Allocations of personnel costs have been based primarily on actual time spent by Company employees; management believes that such allocation method is reasonable.  Amounts charged to Lighthouse, Inc. and Liquitek Enterprises, Inc. have directly offset the Company’s operating expenses by approximately $12,300 and $322,300 for the nine-month periods ended September 30, 2002 and 2001, respectively.

The Company reimburses Lighthouse, Inc. for certain allocated overhead expenses related to its rented office space.  The Company nets the amount charged by Lighthouse, Inc. against the amounts charged for administrative expenses described in the preceding paragraph.  Lighthouse, Inc. charged approximately $14,100 and $27,800, respectively, to the Company for allocated overhead for the nine-month periods ended September 30, 2002 and 2001.

On December 31, 2001, the Company, Lighthouse, Inc. and Liquitek Enterprises, Inc. agreed that Liquitek Enterprises, Inc. would assume the responsibility for the total Lighthouse, Inc. obligation to the Company in consideration for Liquitek Enterprises, Inc. being relieved of its obligation to Lighthouse, Inc. The net effect of this transaction was to eliminate Lighthouse, Inc. from any obligation to the Company as of December 31, 2001 and resulted in a total related party receivable from Liquitek Enterprises, Inc. of $709,870.  During the nine-month period ended September 30, 2002, Liquitek Enterprises, Inc. incurred an additional $21,535 in allocated operating expenses and accrued interest making the total receivable balance from Liquitek Enterprises, Inc. approximately $731,405.  The Company has reserved $729,560 as a doubtful account because substantial doubt exists as to Liquitek Enterprises, Inc.’s ability to repay the debt. The net balance of this receivable at September 30, 2002 is included in prepaid expenses and other assets on the accompanying condensed balance sheets.

5. COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company had outstanding commitments of approximately $1,925,000 to purchase finished goods from its contractor in China.  Due to the Company’s current financial condition, the contractor has agreed to suspend production of certain units representing approximately $1,650,000 of such commitment.  The Company has indemnified the contractor in the amount of approximately $645,000 for any loss that may result from contractor-owned components if such inventory becomes obsolete due to a change in the Product’s design.   The indemnification has been made in the form of a cash deposit to the contractor, included on the accompanying balance sheets as advances to foreign contractor.  The contractor has agreed that when production resumes, a credit of approximately $18 will be applied against the cost of each unit shipped to the Company.  The Company is currently in discussions with the foreign contractor to settle the account and all outstanding liabilities.  Management recognizes that the full value of the advance will not be realized as the Company’s liabilities to the foreign contractor exceeds the amount of the indemnification.  Management believes that in the settlement of this account the Company will receive approximately 6,000 finished HydroMaid units currently in the foreign contractors inventory with a value of approximately $400,000.  Therefore, Management believes the realizable value of the indemnification to be the value of the inventory of $400,000.  During the three-month period ended September 30, 2002 the Company recorded an impairment of the advance of approximately $245,000.  It is reasonably possible, pending the outcome of the discussions with the foreign contractor, that management’s estimate of the realizable value of the advance will change.

6. NOTES PAYABLE

The Company obtained an oral agreement from a private investment fund to provide bridge financing for working capital at minimum levels deemed essential to the maintenance of the Company until permanent long-term financing is obtained.  The bridge financing during the nine-months ended September 30, 2002 for $207,000 is in the form of unsecured notes maturing in 12 months and bearing interest at 12% per annum with principal and accrued interest payable at maturity.  The notes, at any time prior to maturity, shall have the right to convert to equity of the Company according to terms of a private placement equity offering to be developed in the future.

Subsequent to September 30, 2002, the Company received an additional $150,000 in bridge financing from the private investment fund on the same terms disclosed above.  Additionally, the Company is currently in discussions with the private investment fund to convert the bridge financing to a secured position in the company.

7. LIQUIDITY CONSIDERATIONS

As discussed in Note 1, the Company manufactures and markets the HydroMaid® water-powered garbage disposal. Since the introduction of the HydroMaid® to the marketplace in 1998, sales have not been sufficient to provide positive operating cash flow. The Company’s operating cash flow deficit for the nine-month period ended September 30, 2002 was approximately $256,000. Management anticipates, based on the cash balance, ongoing sales, collection of receivables, reduction of expenses, and the expectation of ongoing bridge financing from a private investment fund to provide for the short-term operating needs of the Company until permanent equity financing can be realized.  The Company expects to raise additional capital through a private placement equity offering to fund further development of present and anticipated operations.  There can be no assurances, though, that the Company will be able to obtain additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

8. LOSS PER COMMON SHARE

Loss per common and common equivalent share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The weighted average numbers of common shares outstanding for the three-month and nine-month periods ended September 30, 2002 was 26,975,000, while the same data for the corresponding periods ending September 30, 2001 were 26,991,000 and 26,964,000 respectively.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three-month period ended September 30, 2002 were $17,620 compared to $22,539 for the comparable period in 2001.  Net sales of $145,314 for the nine-month period ended September 30, 2002 was a significant increase over the comparable September 30, 2001 period net sales of $14,021 due to a substantial return of product from a European distributor for full credit in 2001 because of water-pressure related performance problems in their marketplace.   Gross sales for the three-month period ending September 30, 2002 are comparable to the same period in 2001.  Gross sales for the nine-month period ending September 30, 2002 have increased by approximately $33,000 from sales to international distributors in Malaysia, Russia, and Japan over the comparable period in 2001.

The gross profit margin increased from 51%, for the three months ended September 30, 2001 to 53% for the comparable period in 2002.  The gross profit margin decreased from 83% for the nine-month period ended September 30, 2001, not including the product return described above, to 60% for the comparable period in 2002.  The Company has not included the sales return from the European distributor described in the paragraph above in the gross profit margin calculations because its inclusion causes negative numbers and low percentage bases, which confuse the meaning of the ratios.   The Company anticipates its gross margin will fluctuate in this approximate range until product designs stabilize and volume sales begin to be realized.

Operating expenses were $467,102 for the three-month period ended September 30, 2002 compared to $562,055 for the comparable period in 2001, while operating expenses were $1,083,860 for the nine-month period ended September 30, 2002 compared to $2,138,987 for the comparable period in 2001.  Current year Operating expenses have decreased significantly over the prior year despite the $245,000 write-down during the three month period ended September 30, 2002 of the advance to foreign contractor (see note 5 to the unaudited condensed financial statements).  These decreases are a result of efforts made by management to reduce spending across the board, due to lack of working capital, in all categories including rents, salaries and wages, postage, communications, and other general and administrative expenses.  Also, the Company did not attend the major industry trade shows during the nine-month period ended September 30, 2002 as it did during the comparable period in 2001, a savings of approximately $320,000.

The Company experienced a loss before interest income and income tax benefit and corresponding loss per share of $457,739 and $0.02, respectively, for the three-month period ended September 30, 2002, compared to a loss before interest income and income tax benefit and loss per share of $538,346 and $0.02, respectively, for the comparable period in 2001.  The losses for the nine-month period ending September 30, 2002 were $988,474 and $0.04 compared to losses for the same period of the preceding year of $2,075,287 and $0.08.

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

Subsequent Events

Subsequent to September 30, 2002 the Company received an additional $150,000 in bridge financing from a private investment fund with the same terms as disclosed above in Note 6 to the Unaudited Condensed Financial Statements.  Additionally, The Company is currently in discussions with the private investment fund to convert the bridge financing to a secured position in the company.

Item 3.     Controls and Procedures

The Company’s Vice President and Controller (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.*
99.1 Certification of Vice President / Director and Principal Accountant.
(b)	Reports on Form 8-K.

None.

*  A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROMAID INTERNATIONAL, INC.

Date: 11/14/02	By:	/s/ Mark S. Brewer
Vice President and Director

Date: 11/14/02	By:	/s/ Daron H. Smith
Controller
(Principal Accountant)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HydroMaid International, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Daron Smith, the Controller of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of HydroMaid International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Daron Smith
Daron Smith Controller (Principal Accountant)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HydroMaid International, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Mark S. Brewer, the Vice President and Director of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of HydroMaid International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark S. Brewer
Mark S. Brewer Vice President / Director